Form 10-Q
period 1996-03-31
ONCORMED INC
filed 1996-05-14
CIK 922821

WASHINGTON, D.C.  20549

                                  FORM 10-Q

( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1996

                                      OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  ___________ to ___________

                        Commission file number 1-13768


                                ONCORMED, INC.
              (Exact name of registrant as specified in its charter)

           DELAWARE                                   52-1842781
   (State of Incorporation)               (I.R.S Employer Identification No.)

                              205 PERRY PARKWAY
                         GAITHERSBURG, MARYLAND  20877
                    (Address of principal executive offices)
                                  (Zip code)

                               (301) 208-1888
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  __x__   NO  _____

At May 6, 1996, there were 6,969,808 shares of Common Stock outstanding at a par value of $.01.

                                 ONCORMED, INC.

                               TABLE OF CONTENTS

                                                                     Page No.
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements ...................................3

                 Balance Sheets as of March 31, 1996 and
                 December 31, 1995 ......................................4

                 Statements of Operations for the Three Months Ended
                 March 31, 1996 and 1995 and for the Period from
                 Inception (July 12, 1993) Through March 31, 1996 .......5

                 Statements of Cash Flow for the Three Months Ended
                 March 31, 1996 and 1995 and for the Period from
                 Inception (July 12, 1993) Through March 31, 1996 .......6

                 Notes to Financial Statements ..........................7

         ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................11



PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings .....................................23

         ITEM 2  Changes in Securities .................................23

         ITEM 3  Defaults Upon Senior Securities .......................23

         ITEM 4  Submission of Matters To A Vote of Security Holders ...23

         ITEM 5  Other Information .....................................23

         ITEM 6 Exhibit and Reports of Form 8-K ........................23

Signatures .............................................................24

Exhibit Index ..........................................................25

                          PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        The balance sheet as of March 31, 1996, the statements of operations for the three months ended March 31, 1996 and 1995 and for the period from inception (July 12, 1993) through March 31, 1996 and the statements of cash flow for the three months ended March 31, 1996 and 1995 and for the period from inception (July 12, 1993) through March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended March 31, 1996 presented in the accompanying financial statements are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1995 has been taken from the audited financial statements.

        The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information presented therein not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed with the Securities and Exchange Commission.

                                   ONCORMED, INC.
                            (A Development Stage Company)
                                   BALANCE SHEETS

                                                    As of             As of
                                                  March 31,        December 31,
                                                    1996              1995
                                                 (Unaudited)
                                                 -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents ................... $ 13,352,314       $   718,844
  Accounts receivable, net allowance for doubtful
  accounts of  $9,700 and $7,000 ..............       75,007            86,154
  Other current assets ........................      163,843           123,254
                                                 -----------       -----------
      Total current assets ....................   13,591,164           928,252
                                                 -----------       -----------
Non-current assets:
  Property and equipment, net .................    1,250,367         1,220,937
  Deferred offering costs .....................           --           299,815
  Other assets ................................        2,870             2,870
                                                 -----------       -----------
      Total non-current assets ................    1,253,237         1,523,622
                                                 -----------       -----------
     TOTAL ASSETS ............................. $ 14,844,401       $ 2,451,874
                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................ $    545,482       $   123,443
  Accrued expenses and other liabilities ......      812,583           889,052
  Payable to Oncor, Inc. ......................      104,043           137,909
  Deferred revenue ............................      180,566           181,402
                                                  ----------       -----------
       Total current liabilities ..............    1,642,674         1,331,806
                                                  ----------       -----------
Non-current liabilities:
  Note payable to Oncor Finance, Inc. .........      715,751           715,751
  Deferred revenue ............................        8,439            10,510
                                                  ----------       -----------
       Total non-current liabilities ..........      724,190           726,261
                                                  ----------       -----------
       TOTAL LIABILITIES ......................    2,366,864         2,058,067
                                                  ----------       -----------
Commitments And Contingencies  (Notes 1 and 6)

Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized, none outstanding .......            --                --
  Common stock, $.01 par value, 40,000,000
   shares authorized, 6,961,050 and 4,950,050
   shares issued and outstanding .............        69,611            49,501
  Additional paid-in capital .................    25,686,532        11,782,817
  Deferred compensation ......................       (93,166)         (108,239)
  Deficit accumulated during the development
   stage .....................................   (13,185,440)      (11,330,272)
                                                  ----------       -----------
       TOTAL STOCKHOLDERS' EQUITY ............    12,477,537           393,807
                                                  ----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY ............................ $  14,844,401       $ 2,451,874
                                                  ==========       ===========

                                 ONCORMED, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Period From
                                                                   Inception
                                                                (July 12, 1993)
                                                                    Through
                                 Three Months Ended March 31,      March 31,
                                     1996            1995            1996
                                 ------------    ------------    -------------
REVENUES:
 Sales to customers ..........   $     78,233    $     16,889    $     381,743
 Sales to related party ......             --              --           42,180
                                 ------------    ------------    -------------
  Total revenues .............         78,233          16,889          423,923
                                 ------------    ------------    -------------
EXPENSES:
 Cost of sales - direct ......         29,161          10,142          207,883
 Laboratory operations
  Non-related party expense ..        579,914         437,184        3,690,290
  Related party expense ......         68,000          50,000          560,000
 Selling, general and administrative
  Non-related party expense ..      1,219,747         899,844        7,185,188
  Related party expense ......          2,061         113,088          975,563
 Research and development
  Non-related party expense ..        128,778         156,375        1,280,948
  Related party expense ......          8,571              --          107,069
                                 ------------    ------------    -------------
     Total expenses ..........      2,036,232       1,666,633       14,006,941
                                 ------------    ------------    -------------
OPERATING LOSS ...............     (1,957,999)     (1,649,744)     (13,583,018)
Interest income ..............        116,003          88,950          492,012
Interest expense .............        (13,172)        (12,525)         (94,434)
                                 ------------    ------------    -------------
NET LOSS .....................   $ (1,855,168)   $ (1,573,319)   $ (13,185,440)
                                 ============    ============    =============

NET LOSS PER SHARE
  (unaudited) ................   $      (0.30)   $      (0.32)   $       (2.78)
                                 ============    ============    =============
SHARES USED IN COMPUTING NET
  LOSS PER COMMON SHARE
   (unaudited) ...............      6,267,606       4,947,117        4,748,812
                                 ============    ============    =============

                                ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                                   Period From
                                                                    Inception
                                                                 (July 12, 1993)
                                          Three Months Ended         Through
                                               March 31,             March 31,
                                           1996         1995           1996
                                        ----------   ----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .......................... $ (1,855,168) $(1,573,319) $(13,185,440)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization ....      116,877       72,029       642,889
   Amortization of deferred compensation    15,073       15,173       158,648
   Changes in operating assets and liabilities:
    Accounts receivable .............       11,147       59,327       (75,007)
    Other assets ....................      (40,589)     (27,286)     (166,713)
    Accounts payable ................      422,038       31,295       545,482
    Accrued expenses and other liabilities (76,468)      10,669       812,583
    Deferred revenue ................       (2,907)     112,835       189,005
    Payable to Oncor, Inc. ..........      (33,866)       7,528       104,043
                                        ----------    ---------    ----------
  Net cash used in operating activities(1,443,863)  (1,291,749)  (10,974,510)
                                        ----------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment     (146,307)    (189,824)   (1,838,256)
                                        ----------    ---------    ----------
  Net cash used in investing activities  (146,307)    (189,824)   (1,838,256)
                                        ----------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock 13,912,825           --    22,420,490
 Net proceeds from sale of preferred stock      --           --     2,990,439
 Net proceeds from exercise of stock
  options ...........................       11,000        1,000        38,400
 Net proceeds from Note payable to
  Oncor Finance, Inc. ...............           --           --       715,751
 Decrease in deferred offering costs       299,815           --            --
                                        ----------    ---------    ----------
  Net cash provided by financing
   activities .......................   14,223,640        1,000    26,165,080
                                        ----------    ---------    ----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ...............   12,633,470   (1,480,573)   13,352,314
CASH AND CASH EQUIVALENTS, beginning
 of period ..........................      718,844    7,262,010            --
                                        ----------    ---------    ----------
CASH AND CASH EQUIVALENTS, end of
 period ............................. $ 13,352,314  $ 5,781,437  $ 13,352,314
                                        ==========    =========    ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange
   for software and technology ...... $         --  $        --  $     55,000
                                        ==========    =========    ==========
  Issuance of common stock in exchange
   for stock subscription receivable  $         --  $        --  $     25,000
                                        ==========    =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for
   interest ......................... $     13,172  $    12,525  $     94,434
                                        ==========    =========    ==========

                                ONCORMED, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                            As of March 31, 1996
                                 (Unaudited)

1.  BUSINESS DESCRIPTION:

     OncorMed, Inc. (the "Company") was incorporated on July 12, 1993, in the State of Delaware as a subsidiary of Oncor, Inc. ("Oncor"). The Company was formed to develop genetic testing and information services for the early detection and management of cancer. The Company is in the development stage and has a limited operating history, has incurred operating losses since its inception and expects losses to continue and increase. Since its inception, the Company has been engaged in research and development programs and organizational efforts, including the development of its initial services, recruiting its scientific and management personnel, establishing marketing capabilities, engaging its Scientific Advisory Board and raising capital. The Company's services are currently offered principally in the United States. There can be no assurance that the Company will be successful in the development or commercialization of its services.

    Public Offering

     On February 2, 1996, the Company completed the sale of 2,000,000 shares of common stock in a public offering ("Offering") resulting in gross proceeds to the Company of approximately $15.5 million. Net proceeds to the Company for the Offering, after transaction costs, were approximately $13.9 million. As a result of the Offering, Oncor's ownership of the Company's outstanding common stock was reduced from approximately 40 percent to approximately 29 percent.

2.  SIGNIFICANT ACCOUNTING POLICIES:

    Use of Estimates

     The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

    Cash and Cash Equivalents

     Investments in securities with original maturities of less than three months are considered cash equivalents. Cash equivalents at March 31, 1996 consisted of approximately $120,000 invested in overnight reverse repurchase agreements collateralized by U.S. treasury securities, with the remainder of approximately $13.2 million invested in money market instruments. Cash equivalents at December 31, 1995 consisted of approximately $185,000 invested in overnight reversed repurchase agreements, with the remainder of approximately $534,000 invested in money market instruments.

    Other Current Assets

     At March 31, 1996, included in other current assets is approximately $68,000 for prepaid insurance.

                              ONCORMED, INC.
                       (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS--(Continued)

2.  SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization expense is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease terms or useful lives.

    Accrued Expenses

     At March 31, 1996, accrued expenses consisted of approximately $433,000 for payroll and related expenses, $308,000 in professional/legal fees, $42,000 for marketing/operations costs and $29,000 in other expenses.

    Revenue Recognition

     Revenues are derived from providing genetic testing and information services and, in certain circumstances, software licensing associated with the Company's risk assessment service. Revenues from the Company's services are recognized as those services are provided. Revenues from its risk assessment service are recognized over the license period.

    Research and Development

     Research and development costs are charged to expense as incurred.

    Net Loss Per Share

     Net loss per share is based on the weighted-average number of shares outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares (including common shares issuable upon conversion of convertible preferred stock) and options to purchase shares were treated as if they were outstanding for all periods prior to the initial public offering. In the periods after the initial public offering, the effects of options, warrants, and the outstanding convertible note have not been considered, since the effect would be antidilutive.

    Reclassification

     Certain 1995 balances have been reclassified to conform with 1996 financial statement presentation.

                             ONCORMED, INC.
                      (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS--(Continued)

3.  RELATED-PARTY TRANSACTIONS:

    License Agreement

     Under the license agreement with Oncor (the "Oncor License"), the Company is obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the Oncor License, equal to the greater of (i) six percent of the Company's net sales revenues from certain services, as defined in the agreement, or (ii)$100,000. Fees payable to Oncor under the Oncor License of approximately $50,000, $50,000, and $542,000 are included in laboratory operations expense for the three months ended March 31, 1996 and 1995, and the period from inception (July 12, 1993) to March 31, 1996, respectively.

    Payable to Oncor, Inc. and Affiliate

     As of March 31, 1996, the Company owed Oncor $104,043 for charges which include fees payable under the Oncor License, insurance, consulting and equipment. In addition, the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,665 for the three months ended
March 31, 1996.

4.  DEFERRED REVENUES:

     Deferred revenues consist of prepaid fees related to various risk assessment service agreements as well as an advanced payment from Preferred Oncology Networks of America ("PONA"), a cancer disease management company.

5.  STOCKHOLDERS' EQUITY:

    Stock Option Plan

     As of March 31, 1996, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 1,523,000 shares had been issued. Compensation expense is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $15,073, $15,173, and $158,648 has been recognized for the three months ended March 31, 1996 and 1995 and for the period from inception (July 12, 1993) to March 31, 1996, respectively.

                             ONCORMED, INC.
                      (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS--(Continued)

6.  COMMITMENTS:

     The Company's total minimum commitments due under leases as of March 31, 1996 were $502,036 through 1998. The Company's total minimum commitments due under license, research, and consulting agreements, other than the Oncor License, as of March 31, 1996 were $320,375 through 1996.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto, included in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed with the Securities and Exchange Commission. This report contains certain statements of a forward-looking nature relating to future events of the future financial performance of the Company. Investors are cautioned that such statements areonly predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under Certain Factors Affecting Operations and Market Price of Securities.

OVERVIEW

     The Company, which commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in the development of its services, the hiring of its scientific and marketing staff, and its initial marketing efforts. The Company has incurred operating losses since its inception. As of March 31, 1996, the Company's accumulated deficit was approximately $13.2 million. The losses resulted principally from selling, general and administrative expenses, laboratory operations, and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. (See Note 1 to the Financial Statements.)


RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1996 were $78,233 compared to $16,889 for the same period in 1995. The increase in revenues is primarily due to an increase in hereditary cancer consulting services. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

     Cost of sales - direct was $29,161 and $10,142 for the three months ended March 31, 1996 and 1995, respectively. Cost of sales - direct includes costs for supplies, direct labor, shipping, and royalties (other than those under the Oncor License) for testing services and computer hardware costs associated with the Company's risk assessment services. The increase in cost of sales - direct reflected the corresponding increase in the Company's revenues.

     Laboratory operations expenses were $647,914 and $487,184 for the three months ended March 31, 1996 and 1995, respectively. The increase in laboratory operations expenses was due to the hiring of additional personnel to perform certain commercial testing services initiated during 1995. As sales of the Company's services increase, a greater portion of the expenses associated with laboratory operations will be included in cost of sales - direct. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor. In addition, the cost of renting laboratory equipment from Oncor is included in the three months ended March 31, 1996.

     Selling, general and administrative expenses were $1,221,808 and $1,012,932 for the three months ended March 31, 1996 and 1995, respectively. General and administrative expenses were $908,165 for the three months ended March 31, 1996, compared with $707,580 for the three months ended March 31, 1995. The increase in general and administrative expenses was due to the addition of personnel and related costs, and increased professional fees, depreciation expense and occupancy costs. Selling expenses were $313,643 for the three months ended March 31, 1996, compared with $305,352 for the three months ended March 31, 1995. Selling expenses remained constant between the two periods. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services. For the three months ended March 31, 1996, related party selling, general and administrative expenses decreased to $2,061 as compared to $113,088 for the corresponding period in 1995.

     Research and development expenses were $137,349 and $156,375 for the three months ended March 31, 1996 and 1995, respectively. The 12% decrease in research and development expenses was due to the Company's reduced obligations to fund various clinical correlation studies. Related party expenses for the three months ended March 31, 1996 consisted of the cost of consulting services.

     Related party expenses, other than the Oncor License, will continue to decrease and remain nominal in the future.

     Interest income was $116,003 and $88,950 for the three months ended March 31, 1996 and 1995, respectively. The increase in interest income during the first quarter of 1996 was due to the increased amounts available for investment from the consummation of the follow-on offering completed in February 1996. Interest expense was $13,172 and $12,525 for the three months ended March 31, 1996 and 1995, respectively.

     For the reasons set forth above, net operating losses were $1,855,168 and $1,573,319 for the three months ended March 31, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Cash expenditures have exceeded revenues since the Company's inception. The Company's operations have been funded through a $1.0 million capital infusion by Oncor, a $3.0 million private placement of equity securities, approximately $716,000 in advances from Oncor, and approximately $7.4 million of net proceeds from the Company's initial public offering. In addition, the Company raised approximately $13.9 million of net proceeds from the Company's follow-on offering completed in February 1996. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so.

     Cash used in operating activities was approximately $1.4 million for the three months ended March 31, 1996 compared with approximately $1.3 million for the same period in 1995. The increase was attributable to an increase in the net operating loss for the three months ended March 31, 1996.

     Cash used in investing activities was $146,307 for the three months ended March 31, 1996 compared to $189,824 for the same period in 1995. The 23% decrease was due to the completion of the installation of the Company's Local Area Network (LAN) in 1995.

     Cash provided by financing activities was $14.2 million for the three months ended March 31, 1996 compared with $1,000 for the same period in 1995. In the first quarter of 1996, the Company completed the follow-on offering which resulted in net proceeds of approximately $13.9 million.

     Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the Oncor License, will be approximately $543,000 through 1996.

     The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company expects that its existing capital resources and the interest earned thereon, will be adequate to fund its capital requirements through 1997. However, no assurance can be given that there will be no change in the Company's business, financial condition or results of operations that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs, the extent of its marketing and sales efforts, the size and timing of any acquisitions of technology or business and the market acceptance of its services. To the extent that funds generated from the Company's operations, together with its existing capital resources and the interest earned thereon, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others; however, these sources may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development activities, its sales and marketing efforts, or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself.


CERTAIN FACTORS AFFECTING OPERATIONS AND MARKET PRICE OF SECURITIES

The Company's future business, financial condition, and results of operations, and the market price for its securities are dependent on the Company's ability to successfully manage the following business considerations. No assurance can be given that the Company will be able to manage such considerations successfully. The failure to manage such considerations could have a material adverse effect on the Company's business, financial conditions, and results of operations, and on the market price of its securities.

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability--

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of March 31, 1996, the Company's accumulated deficit was approximately $13.2 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Relationship with Oncor--

Pursuant to the Restated Technology License Agreement between the Company and Oncor entered into in June 1994 (the "Oncor License"), Oncor is providing the Company with an exclusive worldwide license to Oncor's existing and future human genome technologies that are useful for the purposes of developing and commercializing certain of the Company's services, including:(i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of the risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. The Company is heavily reliant on the technologies licensed directly from Oncor and from third parties through Oncor which form the basis for most of the Company's services. The Company's rights under the Oncor License are subject to certain rights retained by Oncor, which include Oncor's right to use the licensed technologies for internal, non-commercial research and development purposes and for development and commercialization of Oncor's products. Oncor intends to develop its technologies into diagnostic products for sale to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations. The initial term of the Oncor License expires in June 2004 and is automatically renewable for additional one-year periods, unless either party objects. There can be no assurance that the Oncor License will be renewed at the end of its initial term or that it will not be terminated earlier pursuant to its terms. There also can be no assurance that conflicts of interest between Oncor and the Company will not arise with respect to the Oncor License, any services that might be provided by Oncor to the Company in the future or other aspects of the Company's relationship with Oncor.

The Company's rights to technologies licensed to the Company from third parties through Oncor are subject to various provisions in the license agreements between such third parties and Oncor. No assurance can be given that Oncor will perform its obligations under such agreements, that such agreements will not be terminated or that such agreements can be renewed upon termination or expiration. If Oncor breaches such agreements or otherwise fails to comply with such agreements, or if such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which would have a material adverse effect on the Company's business, financial condition and results of operations. Oncor owns approximately 29% of the Company's outstanding common stock. Accordingly, Oncor may be able to effectively control or influence certain actions such as the election of directors and the authorization of certain transactions that require stockholder approval and be able to otherwise effectively control the Company's policies without concurrence of the Company's other stockholders. In addition, Stephen Turner, Chief Executive Officer and Chairman of the Board of Directors of Oncor, is a director of the Company, and Timothy J. Triche, M.D., Ph.D., a director of Oncor, is the Chief Executive Officer and Chairman of the Board of Directors of the Company.

Limited Patient Populations For Certain Services--

Certain of the Company's services currently address subtypes of broader types of cancers. Patients with such subtypes typically represent only a small percentage of those patients who are under treatment or have a history of the broader types of cancer. Accordingly, the market for such services may be limited and such services may not generate significant revenues.

New and Uncertain Business; Uncertainty of Clinical Utility--

The Company's genetic testing and information services represent a new approach to cancer management for which there is little precedent and for which the market is evolving. The Company's business is to commercialize recent genetic discoveries and mutation detection technologies for the early detection and management of cancer. The Company's ability to successfully develop its business is unproven and is dependent on its ability to establish its services as the standard of care in cancer management and obtain third party reimbursement for its services; expand the distribution of its services both domestically and internationally; develop strategic alliances and collaborations with academic medical centers, research institutions, managed care organizations, clinical laboratories, health care providers and corporate partners; identify, license and develop emerging genetic discoveries and mutation detection technologies; and continue to expand its portfolio of services. The Company's ability to succeed is also dependent upon the acceptance by potential customers and patients of the Company's services as effective tools for cancer management. There can be no assurance that the market for the Company's services will continue to evolve or that the Company's business strategy will be successful. The discoveries and technologies which form the basis for the Company's services have not been widely adopted by the medical community. Accordingly, the Company is pursuing clinical correlation studies at academic medical centers and research institutions that are designed to determine the clinical utility, reliability and accuracy of the Company's services. There can be no assurance that these studies will confirm the clinical utility, reliability and accuracy of the Company's services. The failure of these studies to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertain Availability of Health Care Reimbursement and Market Acceptance of Services--

The successful commercialization of genetic testing and information services depends in part on the ability of its customers to obtain adequate reimbursement for such services and related treatments from governmental agencies, private health care insurers and other third party payors. Government and private third party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. The United States Health Care Financing Administration ("HCFA"), which administers Medicare, and most private insurance companies do not cover services that they determine to be investigational in nature or that are not considered "reasonable and necessary" for diagnosis or treatment. Many private insurers are influenced by HCFA actions in making their own coverage decisions on new products or services. The Company is seeking reimbursement approval for its services from various third party payors, including HCFA. There can be no assurance that third party reimbursement for the Company's services will be available to its customers or that any such reimbursement will be adequate. Disapproval of, or limitations in, coverage by HCFA or other third party payors could materially and adversely affect market acceptance of the Company's services which would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Collaborations and Licenses with Others--

The Company's strategy for the research, development and commercialization of certain of its services is to rely in part on various collaborative and license arrangements with academic medical centers, research institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain collaborative and license arrangements, including an arrangement with HCI, and is continually seeking to enter into additional arrangements with other collaborators and licensors. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor License, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

The Company's rights to technologies licensed to the Company from third parties through the Oncor License are subject to the license agreements between such third parties and Oncor. No assurance can be given that the third parties to these agreements will perform their obligations under such agreements on a timely basis or at all. If such third parties breach or terminate their agreements with Oncor or otherwise fail to, or are unable to, comply with the provisions of their agreements with Oncor for whatever reason, the Company would have no direct recourse and would be dependent on Oncor to enforce such agreements. The agreements between Oncor and the third parties expire at various times. There can be no assurance that these agreements will be renewed at the end of their initial terms or that such agreements will not be terminated or cancelled prior to their expiration. The Company has no rights under these third party agreements and is reliant upon Oncor to negotiate renewals of such agreements and resolve disputes under such agreements. If the third parties to the agreements that the Company licenses from Oncor through the Oncor License breach such agreements or otherwise fail to comply with such agreements, or such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition--

The Company is engaged in the biotechnology and medical services industries which are characterized by extensive research and development efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, biotechnology companies and academic institutions, engaged in developing medical services and the technology underlying such services. Although there are relatively few direct competitors of the Company, it is anticipated that the number of direct competitors will increase significantly in the future. Many of the Company's current and potential competitors have substantially greater financial and technological resources, sales and marketing capabilities and experience, and research and development experience than the Company. Accordingly, the Company's competitors may succeed in developing services and the underlying technology more rapidly than the Company and in developing services that are more accurate and useful and less costly than any of the Company's services. The Company's competitors also may be more successful than the Company in marketing and selling such services. In addition, other technologies are, or in the future may become, the basis for competitive products and services. The Company has agreed under the Oncor License to assign to Oncor rights to certain of the Company's technologies. It is likely that Oncor will develop the technologies that are assigned to Oncor by OncorMed under the Oncor License into products that Oncor will sell to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on theCompany's business, financial condition and results of operations.

The Company relies on certain technologies that are not patentable or proprietary and consequently may be available to the Company's competitors. Competition may increase further as a result of the potential advances in the technology underlying the services developed by the Company. The Company also is aware that other companies may be developing genetic testing and information technologies, services and products that may be competitive with the Company's services. There can be no assurance that the Company's competitors will not succeed in developing technologies, services and products that are more accurate and useful than any being developed by the Company or that would render the Company's technology and services obsolete or noncompetitive.

The Company requires all employees and consultants (including certain scientific advisors) to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of their ideas, developments, discoveries or inventions developed during the course of their service to the Company. However, no assurance can be given that competitors of the Company will not gain access to trade secrets and other proprietary information developed by the Company and disclosed to employees, consultants and/or scientific advisors.

Given the early stage of the market for the Company's services, the important competitive factors are availability, accuracy and utility. The Company anticipates that other competitive factors, such as price, availability of reimbursement and response time, will become important as the market matures.

Patents and Proprietary Rights--

The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. To date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discoveries underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have filed patent applications relating to certain genes and genetic mutations, including the BRCA1 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations. In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

Oncor has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to its own technologies covered by the Oncor License and the Company's technologies assigned to Oncor. The Company has certain rights to take over these responsibilities in relation to specific technologies if Oncor elects not to do so. Apart from these rights of substitution, the Company has no rights to obtain, maintain or enforce proprietary rights in relation to any of the technologies that it develops or acquires through the Oncor License and, accordingly, the Company is substantially reliant on Oncor to obtain, maintain and enforce such proprietary rights. The amount and timing of resources devoted to such activities are beyond the Company's control. There can be no assurance that Oncor will perform such obligations on a timely basis or at all, or that it will expend sufficient resources on such activities.

The Company relies on certain technologies, trade secrets and know-how that are not patentable or proprietary and are available to the Company's competitors. Although the Company has taken steps to protect its unpatented technologies, trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

Government Regulation--

The Clinical Laboratory Improvement Act ("CLIA"), as amended in 1988, provides for regulation of clinical laboratories by the United States Department of Health and Human Services ("HHS"). These regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualifications, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The Company's laboratory is certified under these regulations and the Company believes that it is in substantial compliance with these guidelines. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a bi-annual and "spot" basis. While the United States Food and Drug Administration (the "FDA") does not currently regulate the genetic tests underlying the Company's services if they are performed in the Company's CLIA certified clinical laboratory, there can be no assurance that the FDA will not seek to regulate such tests in the future. If, in the future, the FDA should determine that the tests underlying the Company's services should receive FDA approval prior to their provision in the Company's laboratory, there can be no assurance that such approval would be received on a timely basis or at all. Any change in CLIA or related regulations, or in the interpretation thereof, or in the FDA's position on regulating the tests underlying the Company's services, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's laboratory is licensed and regulated by the State of Maryland, in which it is located. The Company's laboratory is also regulated by certain other states from which the Company may accept specimens. The Company has received approval for a license from the State of New York and intends to seek approval from other states as required. No assurance can be given that the Company will be able to obtain such approvals on a timely basis or at all. The loss of, or the failure to obtain, any required state license could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to extensive federal, state and local regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws, rules and regulations governing health care, clinical laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Although the Company does not currently directly bill Medicare, Medicaid or other governmental payors, the Company intends to seek reimbursement from such payors in the future, in which event the Company will be subject to laws, rules and regulations governing reimbursement and fraud and abuses and prohibiting the filing of false claims. These laws, rules and regulations include "anti-kickback" and "Stark" laws, which contain extremely broad proscriptions, the violation of which may result in exclusion from Medicare and Medicaid and criminal and civil penalties. In addition, the Company is subject to state laws, rules and regulations limiting certain financial relationships between health care service providers and physicians and other referral sources. Although the Company believes that it is in substantial compliance with all applicable laws, rules and regulations, there can be no assurance that the Company will remain in compliance with applicable laws, rules and regulations or that changes in, or new interpretations of, existing laws, rules and regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Discrimination Against Customers; Potential Adverse Impact on Insurability; Confidentiality--

The availability of genetic predisposition testing has raised certain ethical, legal and social issues regarding the appropriate utilization and confidentiality of information provided by such testing. The medical information obtained or determined about an individual from the Company's services is of an extremely sensitive nature. In providing its services, the Company is subject to certain statutory, regulatory and common law requirements regarding the confidentiality of such medical information. The Company maintains an internal regulatory compliance review program to monitor compliance with applicable confidentiality requirements, and believes that it is in substantial compliance with such requirements. Failure to comply with such confidentiality requirements could result in material liability to the Company. It is possible that discrimination by insurance companies could occur through the raising of premiums by insurers to prohibitive levels, the cancellation of insurance or the unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease. The
Company could experience a delay in market acceptance or a reduction in the size of its potential serviceable market if insurance discrimination were to become a significant factor, which would have a material adverse effect on the Company's business, financial condition and results of operations. Similarly, governmental authorities could, for social or other purposes, limit the use of or prohibit genetic predisposition testing. If efforts by the Company and others to mitigate potential discrimination are not successful or if the use of genetic testing is limited, the Company could experience a delay or reduction in market acceptance of its services, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Additional Financing Requirements; Access to Capital--

The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1997. However, no assurance can be given that there will be no change in the Company's business, financial condition or results of operations that would consume available resources significantly before such time. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions of technology or businesses and the market acceptance of its services. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The terms and prices of any such financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Sales and Marketing Capacity--

The Company has limited experience in selling and marketing genetic testing and information services and will have to further develop its sales force and/or rely on collaborators, licensees or others to provide for the sales and marketing of its services. There can be no assurance that the Company will be able to establish adequate sales and marketing capacity or make arrangements with collaborators, licensees or others to perform such activities on acceptable terms or at all.

Risk of Liability; Adequacy of Insurance Coverage--

The marketing and sale of genetic testing and information services could expose the Company to the risk of certain types of litigation, including medical malpractice or negligence claims or contract disputes. The Company currently maintains $10.0 million in medical malpractice insurance coverage. There can be no assurance, however, that this coverage will be adequate to protect the Company against future claims or that insurance will be available to the Company in the future on acceptable terms, if at all. A medical malpractice or other claim for which the Company was not adequately insured could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Management and Qualified Personnel--

The Company is highly dependent upon the efforts of its senior management, scientific advisory board and consultants. The loss of the services of one or more members of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of the services of certain members of the Company's scientific advisory board and certain consultants could materially and adversely affect the Company to the extent that the Company is pursuing research and development in areas of such scientific advisors' or consultants' expertise. Although the Company is the beneficiary of $1 million key-man life insurance policies on each of its Chief Executive Officer, Timothy J. Triche, M.D., Ph.D., and its President and Chief Operating Officer, Douglas Dolginow, M.D., the Company does not believe such amounts would be adequate to compensate for the loss of either executive. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. The loss of, or failure to recruit, scientific, technical, sales and marketing and managerial personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's scientific advisors and consultants may be employed by or have consulting agreements with entities other than the Company, some of which may compete with the Company. To the extent that members of the Company's scientific advisory board or consultants have consulting arrangements with or become employed by any competitor of the Company, the Company could be materially and adversely affected. Any inventions or processes independently discovered by the scientific advisors or the consultants will not, unless otherwise agreed, become the property of the Company and will remain the property of such persons or their full-time employers. In addition, the institutions with which the scientific advisors and consultants are affiliated may make available the research services of their scientific and other skilled personnel, including the scientific advisors and consultants, to competitors of the Company pursuant to sponsored research agreements. Under such sponsored research agreements, such institutions may be obligated to assign or license to a competitor of the Company patents and other proprietary information that may result from research sponsored by an entity other than the Company, including research performed by a scientific advisor or consultant for a competitor of the Company.

Certain Anti-Takeover Provisions--

The Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 2,000,000 shares of preferred stock of the Company, par value $0.01 per share (the "Preferred Stock"), in the future in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially and adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Although the Company has no present plans to issue any shares of Preferred Stock, it may do so in the future. The issuance of Preferred Stock could have the effect of discouraging a third party from acquiring a majority of the outstanding Common Stock of the Company and preventing stockholders from realizing a premium on their shares. In addition, the Company is subject to
Section 203 of the Delaware General Corporation Law (the "DGCL"), which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.


OTHER MATTERS

     During the first quarter of 1996, the Company signed agreements to provide hereditary cancer risk assessment services to three hospitals and three cancer centers. These agreements represent at least $51,000 in revenues over initial terms of one to two years. All of the agreements anticipate the Company will provide genetic testing services.

     During the first quarter of 1996, the Medical Advisory Panel of Blue Cross of California approved the Company's BRCA1 predisposition testing service for reimbursement for individuals at high risk for breast and ovarian cancer.

     In February 1996, the Company was awarded a $150,000, two-year grant from the United States Army to perform certain services.
                          PART II - OTHER INFORMATION


Item 1  Legal Proceedings

          None.


Item 2  Changes in Securities

          None.


Item 3  Defaults Upon Senior Securities

          None.


Item 4  Submission of Matters to a Vote of Security Holders

          None.


Item 5  Other Information

          None.

Item 6  Exhibits and Reports on Form 8-K

        (a)    Exhibits filed as part of this Form 10-Q

               Exhibit 11     Calculation of Earnings Per Share.
               Exhibit 27     Financial Data Schedule.

        (b)    Reports on Form 8-K

          None.
                                 SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               OncorMed, Inc.




    Date:  May 13, 1996                       /s/  DR. TIMOTHY J. TRICHE
                                            ------------------------------
                                            Dr. Timothy J. Triche, Chairman and
                                             Chief Executive Officer

    Date:  May 13, 1996                       /s/  DR. DOUGLAS DOLGINOW
                                            ------------------------------
                                            Dr. Douglas Dolginow, President and
                                             Chief Operating Officer

    Date:  May 13, 1996                       /s/  L. ROBERT JOHNSTON, JR.
                                             ------------------------------
                                            L. Robert Johnston, Jr., Vice
                                             President and Chief Financial
                                             Officer

                                 OncorMed, Inc.

                                 EXHIBIT INDEX

Exhibit No.                      Description                      Page No.
- - -----------                      -----------                      --------
EX-11                            Earnings Per Share Calculation      26
EX-27                            Financial Data Schedule             27

                                 ONCORMED, INC.
                               EARNINGS PER SHARE
                      CALCULATION OF SHARES USED IN COMPUTING
                               NET LOSS PER SHARE

                                                                  Period From
                                                                   Inception
                                                                (July 12, 1993)
                                                                    Through
                                 Three Months Ended March 31,      March 31,
                                     1996            1995            1996
                                 ------------    ------------    -------------
Common Stock .................      6,267,606       4,947,117        4,372,641

Treasury Stock effect to acquire
 Common Stock granted in the
 twelve months prior to the
 Company's initial public
 offering ....................             --              --          376,171
                                 ------------    ------------    -------------
Shares used in computing net loss
 per share ...................      6,267,606       4,947,117        4,748,812
                                 ============    ============    =============
