Form 10-Q
period 1996-06-30
ONCORMED INC
filed 1996-08-13
CIK 922821

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended June 30, 1996

                                 OR

(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   x    NO

At August 5, 1996, there were 6,991,108 shares of Common Stock outstanding at a par value of $.01.

                          OncorMed, Inc.

                        TABLE OF CONTENTS

                                                            Page
No.
PART I  FINANCIAL INFORMATION

        ITEM 1  Financial Statements                         3

                Balance Sheets as of June 30, 1996           4
                and December 31, 1995

                Statements of Operations for the             5
                Three Months Ended June 30, 1996 and
                1995; for the Six Months Ended
                June 30, 1996 and 1995; and for the
                Period from Inception (July 12, 1993)
                Through June 30, 1996.

                Statements of Cash Flow for the Six          6
                Months Ended June 30, 1996 and 1995
                and for the Period from Inception
                (July 12, 1993) Through June 30, 1996.

                Notes to Financial Statements                7

        ITEM 2  Management's Discussion and Analysis        11
                of Financial Condition and Results
                of Operations


PART II OTHER INFORMATION

        ITEM 1  Legal Proceedings                           23

        ITEM 2  Changes in Securities                       23

        ITEM 3  Defaults Upon Senior Securities             23

        ITEM 4  Submission of Matters To A                  23
                Vote of Security Holders

        ITEM 5  Other Information                          24

        ITEM 6  Exhibit and Reports of Form 8-K            24

Signatures                                                 25

Exhibit Index                                              26

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

     The balance sheet as of June 30, 1996, the statements of operations for the three months ended June 30, 1996 and 1995, for the six months ended June 30, 1996 and 1995, and for the period from inception (July 12, 1993) through June 30, 1996 and the statements of cash flow for the six months ended June 30, 1996 and 1995 and for the period from inception (July 12, 1993) through June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended June 30, 1996 presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1995 has been taken from the audited financial statements.

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


                                  ONCORMED, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                      -------------------------------------
                                            As of                 As of
                                           June 30,            December 31,
                                             1996                 1995
                                        --------------       --------------
                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents            $ 11,180,183           $ 718,844
     Accounts receivable, net allowance
       for doubtful accounts of $12,000
       and $7,000                               93,576              86,154
     Other current assets                      123,469             123,254
                                           ------------       -------------
      Total current assets                  11,397,228             928,252
                                           ------------       -------------

Non-current assets:
     Property and equipment, net             1,270,475           1,220,937
     Deferred offering costs                      --               299,815
     Other assets                                2,870               2,870
                                           ------------       -------------
      Total non-current assets               1,273,345           1,523,622
                                           ------------       -------------
         TOTAL ASSETS                      $12,670,573       $   2,451,874
                                           ============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                       $   209,841       $     123,443
    Accrued expenses and other liabilities     760,881             889,052
    Payable to Oncor, Inc.                     164,090             137,909
    Deferred revenue                           151,668             181,402
                                           ------------       -------------
       Total current liabilities             1,286,480           1,331,806
                                           ------------       -------------

Non-current liabilities:
    Note payable to Oncor Finance, Inc.        715,751             715,751
    Deferred revenue                             4,455              10,510
                                           ------------       -------------
       Total non-current                       720,206             726,261
                                           ------------       -------------
       TOTAL LIABILITIES                     2,006,686           2,058,067
                                           ------------       -------------
Commitments And Contingencies
    (Notes 1 and 6)
Stockholders' Equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    none outstanding                             --                   --
  Common stock, $.01 par value, 40,000,000
    shares authorized, 6,985,808 and 4,950,050
    shares issued and outstanding,
    respectively                                69,858              49,501
Additional paid-in capital                  25,698,664          11,782,817
Deferred compensation                          (80,178)           (108,239)
Deficit accumulated during the development
  stage                                    (15,024,457)        (11,330,272)
                                           ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY             10,663,887             393,807
                                           ------------       -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                         $ 12,670,573       $   2,451,874
                                           ============      ==============


      The accompanying notes are an integral part of these balance sheets.

                                     ONCORMED, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                 --------------------------------------------
                                                Three Months Ended
                                      June 30, 1996           June 30, 1995
                                   -------------------       ----------------
REVENUES:

 Sales to customers                   $    109,901            $     48,034
 Sales to related party                      5,580                  42,000
                                      -------------           -------------
 Total revenues                            115,481                  90,034

EXPENSES:
  Cost of sales - direct                    41,496                  46,569
  Laboratory operations
    Non-related party expense              651,780                 519,831
    Related party expense                   68,610                  50,000
  Selling, general and administrative
    Non-related party expense            1,156,607               1,031,405
    Related party expense                      664                  76,125
  Research and development
    Non-related party expense              158,809                 151,255
    Related party expense                    8,571                      --
                                      -------------           -------------

     Total expenses                      2,086,537               1,875,185
                                      -------------           -------------

OPERATING LOSS                          (1,971,056)             (1,785,151)
Interest income                            145,169                  70,008
Interest expense                           (13,130)                (12,665)
                                      -------------           -------------

NET LOSS                              $ (1,839,017)           $ (1,727,808)
                                     ===============          =============

NET LOSS PER SHARE
 (unaudited)                             $   (0.26)             $    (0.35)
                                     ===============          =============


SHARES USED IN COMPUTING
  NET  LOSS PER COMMON
  SHARE
   (unaudited)                           6,970,712               4,947,437
                                     ===============          =============

                                     ONCORMED, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                                   Period From
                                                                    Inception
                                                                 (July 12, 1993)
                                          Six Months Ended,          Through
                                     June 30,          June 30,      June 30,
                                      1996              1995           1996
                                  ----------------------------   ---------------
REVENUES:

 Sales to customers               $     188,134    $    64,923       $  491,644
 Sales to related party                   5,580         42,000           47,760
                                  --------------   ------------      -----------
 Total revenues                          193,714       106,923          539,404

EXPENSES:
  Cost of sales - direct                  70,657        56,711          249,379
  Laboratory operations
    Non-related party expense          1,231,694       957,015        4,342,070
    Related party expense                136,610       100,000          628,610
  Selling, general and administrative
    Non-related party expense          2,376,354      1,931,249      8,341,795
    Related party expense                  2,725        189,213        976,227
  Research and development
    Non-related party expense            287,587        307,630      1,439,757
    Related party expense                 17,142             --        115,640
                                   --------------  -------------   ------------

     Total expenses                    4,122,769      3,541,818     16,093,478
                                   --------------  -------------   ------------

OPERATING LOSS                        (3,929,055)    (3,434,895)   (15,554,074)
Interest income                          261,172        158,958        637,181
Interest expense                         (26,302)       (25,190)      (107,564)
                                   --------------  -------------   ------------

NET LOSS                              $(3,694,185)   $(3,301,127)  $(15,024,457)
                                     ============   ============  =============

NET LOSS PER SHARE
 (unaudited)                          $    (0.56)   $     (0.67)    $    (3.04)
                                     ============   ============  =============

SHARES USED IN COMPUTING
  NET  LOSS PER COMMON
  SHARE
   (unaudited)                        6,619,159      4,947,277      4,935,876
                                    ============   ============  =============



            The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                                   Period From
                                                                    Inception
                                                                 (July 12, 1993)
                                          Six Months Ended,          Through
                                     June 30,          June 30,      June 30,
                                      1996              1995           1996
                                  ----------------------------   ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                         $(3,694,185)   $(3,301,127)    $(15,024,457)
  Adjustments to reconcile net
     loss to net cash used in
     operating activities:
    Depreciation and amortization      243,167        161,088          769,179
    Amortization of deferred
       compensation                     28,061         30,344          171,636
    Changes in operating assets
          and liabilities:
       Accounts receivable              (7,422)        65,021          (93,576)
       Other assets                       (215)        (4,410)        (126,339)
       Accounts payable                 86,398        123,429          209,841
       Accrued expenses and other
          liabilities                 (128,171)       (34,899)         760,881
       Deferred revenue                (35,789)       140,754          156,123
       Payable to Oncor, Inc.           26,181        (32,595)         164,090
                                   --------------  -------------   ------------
       Net cash used in operating
          activities                (3,481,975)    (2,852,395)     (13,012,622)
                                   --------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
          equipment                   (292,705)      (418,972)      (1,984,654)
                                   --------------  -------------   ------------
       Net cash used in investing
            activities                (292,705)      (418,972)      (1,984,654)
                                   --------------  -------------   ------------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from sale of
     common stock                    13,912,825            --       22,420,490
  Net proceeds from sale of
     preferred stock                         --            --        2,990,439
  Net proceeds from exercise of
     stock options                       23,379         1,200           50,779
  Net proceeds from Note payable
     to Oncor Finance, Inc.                  --            --          715,751
  Decrease in deferred offering
     costs                              299,815            --               --
       Net cash provided by financing
         activities                  14,236,019         1,200        26,177,459
                                   --------------  -------------   -------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS             10,461,339    (3,270,167)       11,180,183
CASH AND CASH EQUIVALENTS,
    beginning of period                 718,844      7,262,010              --
                                   --------------  -------------   -------------

CASH AND CASH EQUIVALENTS,
      end of period                $  11,180,183   $ 3,991,843     $ 11,180,183
                                   ==============  ============   ==============

SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Issuance of common stock in
      exchange for software and
      technology                  $          --   $         --     $     55,000
                                   ==============  ============   ==============

  Issuance of common stock in
      exchange for stock subscrip-
      tion receivable             $          --   $         --     $    25,000
                                   ==============  ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period
      for interest                $      26,302   $    25,190      $   107,564
                                   ==============  ============   =============



        The accompanying notes are in integral part of these statements.

                            ONCORMED, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                        As of June 30, 1996
                             (Unaudited)

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

  Cash and Cash Equivalents

  Investments in securities with original maturities of less than three months are considered cash equivalents. Cash equivalents at June 30, 1996 consisted of approximately $180,000 invested in overnight reverse repurchase agreements collateralized by U.S. treasury securities, with the remainder of approximately $11.0 million invested in money market instruments. Cash equivalents at December 31, 1995 consisted of approximately $185,000 invested in overnight reversed repurchase agreements, with the remainder of approximately $534,000 invested in money market instruments.

  Other Current Assets

  At June 30, 1996, included in other current assets is approximately $51,000 for prepaid insurance.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization expense is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease terms or useful lives.

  Accrued Expenses

  At June 30, 1996, accrued expenses consisted of approximately
$344,000 for payroll and related expenses, $281,000 in professional/legal fees, $111,000 for marketing/operations costs and $25,000 in other expenses.

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

3.  RELATED-PARTY TRANSACTIONS:

  License Agreement

  Under the license agreement with Oncor (the "Oncor License"), the Company is obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the Oncor License, equal to the greater of (i) six percent of the Company's net sales revenues from certain services, as defined in the agreement, or (ii) $100,000. Fees payable to Oncor under the Oncor License of approximately $50,000, $50,000, and $592,000 are included in laboratory operations expense for the three months ended June 30, 1996 and 1995, and the period from inception (July 12, 1993) to June 30, 1996, respectively.

  Services Agreement with Oncor, Inc. and Affiliate

  As of June 30, 1996, the Company owed Oncor $164,090 for charges which include fees payable under the Oncor License, insurance, consulting and equipment. Netted against those charges was revenue totaling $5,580 from Oncor for certain experiments performed at specified rates. These revenues are not necessarily indicative of the revenues to be recognized for the entire year or any other period. In addition, the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note
to its wholly-owned subsidiary Oncor Finance, Inc.   Interest
expense recorded by the Company relating to the Note was $12,665 for the three months ended June 30, 1996.

4.  DEFERRED REVENUES:

  Deferred revenues consist of prepaid fees related to various risk assessment service agreements as well as an advanced payment from Preferred Oncology Networks of America ("PONA"), a cancer disease management company.

5.  STOCKHOLDERS' EQUITY:

  Stock Option Plan

  As of June 30, 1996, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 1,633,000 shares had been granted. Compensation expense is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $12,988, $15,171, and $171,636 has been recognized for the three months ended June 30, 1996 and 1995 and for the period from inception (July 12, 1993) to June 30, 1996, respectively.

6.  COMMITMENTS:

  The Company's total minimum commitments due under leases as of June 30, 1996 were $457,932 through 1998. The Company's total minimum commitments due under license, research, and consulting agreements, other than the Oncor License, as of June 30, 1996 were $462,750 through 1997.

Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.
The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto, included in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed with the Securities and Exchange Commission. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under Certain Factors Affecting Operations and Market Price of Securities.

OVERVIEW

The Company, which commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in the development of its services, the hiring of its scientific and marketing staff, and its initial marketing efforts. The Company has incurred operating losses since its inception. As of June 30, 1996, the Company's accumulated deficit was approximately $15.0 million. The losses resulted principally from selling, general and administrative expenses, laboratory operations, and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. (See Note 1 to the Financial Statements.)

RESULTS OF OPERATIONS

Revenues for the three months and six months ended June 30, 1996 were $115,481 and $193,714 compared to $90,034 and $106,923 for the same periods in 1995. The increase in revenues is primarily due to an increase in hereditary cancer consulting services, as well as laboratory testing. The increase in revenues was partially offset by a decrease in revenues from Oncor for contracted sequencing work totaling $5,580 for the three months and six months ended June 30, 1996 as compared to $42,000 for the same periods in 1995. Revenues received from Oncor are not necessarily indicative of the revenues to be recognized for the entire year or any other period. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $41,496 and $70,657 for the three months and six months ended June 30, 1996 compared to $46,569 and $56,711 for the same periods in 1995. Cost of sales - direct includes costs for supplies, direct labor, shipping, and royalties (other than those under the Oncor License) for testing services and computer hardware costs associated with the Company's risk assessment services. The decrease in cost of sales - direct for the three months is primarily due to a decrease in the installation of computer hardware at new risk assessment sites.

Laboratory operations expenses were $720,390 and $1,368,304 for the three months and six months ended June 30, 1996 compared to $569,831 and $1,057,015 for the same periods in 1995. The increase in laboratory operations expenses was due to the hiring of additional personnel to perform certain commercial testing services initiated during 1995. As sales of the Company's services increase, a greater portion of the expenses associated with laboratory operations will be included in cost of sales - direct. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor. In addition, the cost of renting laboratory equipment from Oncor is included in the three months and six months ended June 30, 1996.

Selling, general and administrative expenses were $1,157,271 and $2,379,079 for the three months and six months ended June 30, 1996 compared to $1,107,530 and $2,120,462 for the same periods in 1995. General and administrative expenses were $802,811 and $1,710,976 for the three months and six months ended June 30, 1996, respectively, compared with $756,345 and $1,463,925 for the three months and six months ended June 30, 1995, respectively. The increase in general and administrative expenses was due to the addition of personnel and related costs, and increased professional fees, depreciation expense and occupancy costs. Selling expenses were $354,460 and $668,103 for the three months and six months ended June 30, 1996, respectively, compared with $351,185 and $656,537 for the three months and six months ended June 30, 1995, respectively. Selling expenses remained constant between the two periods. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services. For the three months and six months ended June 30, 1996, related party selling, general and administrative expenses decreased to $664 and $2,725, respectively as compared to $76,125 and $189,213 for the corresponding periods in 1995.

Research and development expenses were $167,380 and $304,729 for the three months and six months ended June 30, 1996, respectively, compared to $151,255 and $307,630 for the same periods in 1995. The increase in research and development expenses was due to the hiring of additional personnel to work on various projects. Related party expenses for the three months and six months ended June 30, 1996 consisted of the cost of consulting services.

Total related party expenses, other than the Oncor License, will continue to decrease and remain nominal in the future.

Interest income was $145,169 and $261,172 for the three months and six months ended June 30, 1996, respectively, compared to $70,008 and $158,958 for the same period in 1995. The increase in interest income was due to the increased amounts available for investment from the consummation of the follow-on offering completed in February 1996. Interest expense was $13,130 and $26,302 for the three months and six months ended June 30, 1996, respectively compared to $12,665 and $25,190 for the same periods in 1995.

For the reasons set forth above, net operating losses were $1,839,017 and $3,694,185 for the three months and six months ended June 30, 1996, respectively, compared to $1,727,808 and $3,301,127 for the same periods in 1995.

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

Cash used in operating activities was approximately $3.5 million for the six months ended June 30, 1996 compared with approximately $2.9 million for the same period in 1995. The increase was attributable to an increase in the net operating loss.

Cash used in investing activities was $292,705 for the six months ended June 30, 1996 compared to $418,972 for the same period in 1995. The 30% decrease was due to the completion of the installation of the Company's Local Area Network (LAN) and the partial installation of the Company's Laboratory Information System
(LIS) in 1995.

Cash provided by financing activities was $14.2 million for the six months ended June 30, 1996 compared with $1,200 for the same period in 1995. In the first quarter of 1996, the Company completed the follow-on offering which resulted in net proceeds of approximately $13.9 million.

Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the Oncor License, will be approximately $733,000 through 1997.

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

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of June 30, 1996, the Company's accumulated deficit was approximately $15.0 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Relationship with Oncor

Pursuant to the Restated Technology License Agreement between the Company and Oncor entered into in June 1994 (the "Oncor License"), Oncor is providing the Company with an exclusive worldwide license to Oncor's existing and future human genome technologies that are useful for the purposes of developing and commercializing certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of the risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. The Company is heavily reliant on the technologies licensed directly from Oncor and from third parties through Oncor which form the basis for most of the Company's services. The Company's rights under the Oncor License are subject to certain rights retained by Oncor, which include Oncor's right to use the licensed technologies for internal, non-commercial research and development purposes and for development and commercialization of Oncor's products. Oncor intends to develop its technologies into diagnostic products for sale to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations. The initial term of the Oncor License expires in June 2004 and is automatically renewable for additional one-year periods, unless either party objects. There can be no assurance that the Oncor License will be renewed at the end of its initial term or that it will not be terminated earlier pursuant to its terms. There also can be no assurance that conflicts of interest between Oncor and the Company will not arise with respect to the Oncor License, any services that might be provided by Oncor to the Company in the future or other aspects of the Company's relationship with Oncor.

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

Limited Patient Populations For Certain Services

Certain of the Company's services currently address subtypes of broader types of cancers. Patients with such subtypes typically represent only a small percentage of those patients who are under treatment or have a history of the broader types of cancer. Accordingly, the market for such services may be limited and such services may not generate significant revenues.

New and Uncertain Business; Uncertainty of Clinical Utility

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

Uncertain Availability of Health Care Reimbursement and Market
Acceptance of Services

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

Dependence on Collaborations and Licenses with Others

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

Competition

The Company is engaged in the biotechnology and medical services industries which are characterized by extensive research and development efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, biotechnology companies and academic institutions, engaged in developing medical services and the technology underlying such services. Although there are relatively few direct competitors of the Company, it is anticipated that the number of direct competitors will increase significantly in the future. Many of the Company's current and potential competitors have substantially greater financial and technological resources, sales and marketing capabilities and experience, and research and development experience than the Company. Accordingly, the Company's competitors may succeed in developing services and the underlying technology more rapidly than the Company and in developing services that are more accurate and useful and less costly than any of the Company's services. The Company's competitors also may be more successful than the Company in marketing and selling such services. In addition, other technologies are, or in the future may become, the basis for competitive products and services. The Company has agreed under the Oncor License to assign to Oncor rights to certain of the Company's technologies. It is likely that Oncor will develop the technologies that are assigned to Oncor by the Company under the Oncor License into products that Oncor will sell to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Patents and Proprietary Rights

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

Government Regulation

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

Risk of Discrimination Against Customers; Potential Adverse Impact on Insurability; Confidentiality

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

Additional Financing Requirements; Access to Capital

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

Limited Sales and Marketing Capacity

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

Risk of Liability; Adequacy of Insurance Coverage

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

Dependence on Key Management and Qualified Personnel

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

Certain Anti-Takeover Provisions

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

                     PART II - OTHER INFORMATION


Item 1   Legal Proceedings

  By a complaint filed on June 28, 1996 against the Company, its directors and certain officers and employees in the United States District Court for the District of Maryland, Greenbelt Division, entitled Barbara A. Hird v. OncorMed, Inc., et al., Civil Action No. AMD96-2016, a former employee of the Company alleges various claims arising out of her employment and the termination of her employment with the Company. The Company believes the plaintiff's claims are without merit and intends to vigorously defend this lawsuit.


Item 2   Changes in Securities

    None.


Item 3   Defaults Upon Senior Securities

    None.


Item 4   Submission of Matters to a Vote of Security Holders

  (a) The Company's Annual Meeting of Stockholders was held on
June 12, 1996.

  (b) Not applicable.

  (c) Motions before Stockholders:

    (1) Election of five directors:

                                  Votes   Votes   Broker   Absen-
  Name                            For    Against Non-Votes tions

  John W. Colloton               5,775,018   0       0     22,500
  Douglas Dolginow, M.D.         5,775,018   0       0     22,500
  John Pappajohn                 5,775,018   0       0     22,500
  Timothy J. Triche, M.D., Ph.D. 5,775,018   0       0     22,500
  Stephen Turner                 5,775,018   0       0     22,500

    (2) Ratification of Arthur Andersen, LLP as auditors:
5,792,018 votes for, 1,100 votes against, 0 broker non-votes, and 4,400 abstentions.

    (3) Adoption of the OncorMed, Inc. Employee Stock
Purchase Plan: 5,610,982 votes for , 9,880 votes against, 162,456 broker non-votes, and 14,200 abstentions.


Item 5   Other Information

    None.


Item 6   Exhibits and Reports on Form 8-K

  (a)    Exhibits filed as part of this Form 10-Q

    Exhibit 11     Calculation of Earnings Per Share.
    Exhibit 27     Financial Data Schedule
                        (in EDGAR Filing, only).

  (b)    Reports on Form 8-K

    None.

                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OncorMed, Inc.





Date:  August 13, 1996        /s/  DR. TIMOTHY J. TRICHE
                         Dr. Timothy J. Triche, Chairman and
                           Chief Executive Officer



Date:  August 13, 1996      /s/  DR. DOUGLAS DOLGINOW
                         Dr. Douglas Dolginow, President and
                           Chief Operating Officer



Date:  August 13, 1996       /s/  L. ROBERT JOHNSTON, JR.
                          L. Robert Johnston, Jr., Vice President and
                            Chief Financial Officer

      OncorMed, Inc.

    EXHIBIT INDEX

Exhibit No.      Description                               Page No.

EX-11            Calculation of Earnings Per Share            27
EX-27            Financial Data Schedule                      28
    ( in EDGAR transmission only)

                                                                 Exhibit 11
                                     ONCORMED, INC.
                                  EARNINGS PER SHARE
                       CALCULATION OF SHARES USED IN COMPUTING
                                  NET LOSS PER SHARE
                                         (Unaudited)
                                 --------------------------------------------
                                                Three Months Ended
                                      June 30, 1996           June 30, 1995
                                   -------------------       ----------------
Common Stock                                6,970,712            4,947,437

 Treasury Stock effect to
   acquire Common Stock granted
   in the twelve months prior to
   the Company's initial public
   offering                                       --                  --
                                           ------------       -------------

Shares used in computing net
   loss per share                            6,970,712            4,947,437
                                           ============      ==============

                                                           Exhibit 11
                                    ONCORMED, INC.
                                 EARNINGS PER SHARE
                       CALCULATION OF SHARES USED IN COMPUTING
                                 NET LOSS PER SHARE
                                     (Unaudited)

                                                                   Period From
                                                                    Inception
                                                                 (July 12, 1993)
                                          Six Months Ended,          Through
                                     June 30,          June 30,      June 30,
                                      1996              1995           1996
                                  ----------------------------   ---------------
Common Stock                         6,619,159     4,947,277        4,591,375


 Treasury Stock effect to
   acquire Common Stock granted
   in the twelve months prior to
   the Company's initial public
   offering                                 --            --          344,501
                                   ------------   -----------      -----------

Shares used in computing net
   loss per share                   6,619,159      4,947,277        4,935,876
                                   ============   ===========      ===========
