Form 10-Q
period 1996-09-30
ONCORMED INC
filed 1996-11-13
CIK 922821

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1996

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

YES   x    NO

At October 25, 1996, there were 6,991,108 shares of Common Stock outstanding at a par value of $.01.

                          OncorMed, Inc.

                        TABLE OF CONTENTS

                                                           Page No.
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements                         3

                 Balance Sheets as of
                 September 30, 1996 and December 31, 1995     4

                 Statements of Operations for the             5
                 Three Months Ended September 30, 1996
                 and 1995; for the Nine Months Ended
                 September 30, 1996 and 1995; and for
                 the Period from Inception (July 12, 1993)
                 Through September 30, 1996.

                 Statements of Cash Flow for the Nine         6
                 Months Ended September 30, 1996 and
                 1995 and for the Period from Inception
                 (July 12, 1993) Through September 30, 1996.

                 Notes to Financial Statements                7

         ITEM 2  Management's Discussion and Analysis of     11
                 Financial Condition and Results of
                 Operations

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings                           23

         ITEM 2  Changes in Securities                       23

         ITEM 3  Defaults Upon Senior Securities             23

         ITEM 4  Submission of Matters To A Vote
                 of Security Holders                         23

         ITEM 5  Other Information                           23

         ITEM 6  Exhibit and Reports of Form 8-K             23

Signatures                                                   24

Exhibit Index                                                25

                  PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

     The balance sheet as of September 30, 1996, the statements of operations for the three months ended September 30, 1996 and 1995, for the nine months ended September 30, 1996 and 1995, and for the period from inception (July 12, 1993) through September 30, 1996 and the statements of cash flow for the nine months ended September 30, 1996 and 1995 and for the period from inception (July 12, 1993) through September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended September 30, 1996 presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1995 has been taken from the audited financial statements.

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

                                  ONCORMED, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                      -------------------------------------
                                            As of                 As of
                                         September 30,         December 31,
                                             1996                 1995
                                        --------------       --------------
                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents            $  9,486,888           $ 718,844
     Accounts receivable, net allowance
       for doubtful accounts of $21,000
       and $7,000                               67,939              86,154
     Other current assets                      122,574             123,254
                                           ------------       -------------
      Total current assets                   9,677,401             928,252
                                           ------------       -------------

Non-current assets:
     Property and equipment, net             1,214,207           1,220,937
     Deferred offering costs                      --               299,815
     Other assets                                2,870               2,870
                                           ------------       -------------
      Total non-current assets               1,217,077           1,523,622
                                           ------------       -------------
         TOTAL ASSETS                      $10,894,478       $   2,451,874
                                           ============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                       $   221,348       $     123,443
    Accrued expenses and other liabilities     732,588             889,052
    Payable to Oncor, Inc.                     179,635             137,909
    Deferred revenue                           150,772             181,402
                                           ------------       -------------
       Total current liabilities             1,284,343           1,331,806
                                           ------------       -------------
Non-current liabilities:
    Note payable to Oncor Finance, Inc.        715,751             715,751
    Deferred revenue                             5,901              10,510
                                           ------------       -------------
       Total non-current                       721,652             726,261
                                           ------------       -------------
       TOTAL LIABILITIES                     2,005,995           2,058,067
                                           ------------       -------------
Commitments And Contingencies
    (Notes 1 and 6)
Stockholders' Equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    none outstanding                             --                   --
  Common stock, $.01 par value, 40,000,000
    shares authorized, 6,991,108 and 4,950,050
    shares issued and outstanding,
    respectively                                69,911              49,501
Additional paid-in capital                  25,714,011          11,782,817
Deferred compensation                          (67,190)           (108,239)
Deficit accumulated during the development
  stage                                    (16,828,249)        (11,330,272)
                                           ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY              8,888,483             393,807
                                           ------------       -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                         $ 10,894,478       $   2,451,874
                                           ============      ==============


      The accompanying notes are an integral part of these balance sheets.

                                     ONCORMED, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                 --------------------------------------------
                                                Three Months Ended
                                   September 30, 1996      September 30, 1995
                                   -------------------     ------------------
REVENUES:

 Sales to customers                   $    199,590            $    120,394
 Sales to related party                        120                     180
                                      -------------           -------------
 Total revenues                            199,710                 120,574

EXPENSES:
  Cost of sales - direct                   115,056                  75,742
  Laboratory operations
    Non-related party expense              654,013                 487,386
    Related party expense                   68,000                  50,000
  Selling, general and administrative
    Non-related party expense            1,114,930                 854,759
    Related party expense                      463                  32,787
  Research and development
    Non-related party expense              160,533                  47,113
    Related party expense                   17,946                   9,375
                                      -------------           -------------

     Total expenses                      2,130,941               1,557,162
                                      -------------           -------------

OPERATING LOSS                          (1,931,231)             (1,436,588)
Interest income                            140,659                  45,963
Interest expense                           (13,220)                (12,996)
                                      -------------           -------------

NET LOSS                              $ (1,803,792)           $ (1,403,621)
                                     ===============          =============

NET LOSS PER SHARE
 (unaudited)                             $   (0.26)             $    (0.28)
                                     ===============          =============


SHARES USED IN COMPUTING
  NET  LOSS PER COMMON
  SHARE
   (unaudited)                           6,990,907               4,947,650
                                     ===============          =============

                                     ONCORMED, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                                   Period From
                                                                    Inception
                                                                 (July 12, 1993)
                                         Nine Months Ended,          Through
                                   September 30,   September 30,   September 30,
                                      1996              1995           1996
                                  ----------------------------   ---------------
REVENUES:

 Sales to customers               $     387,724    $   185,317        $ 691,234
 Sales to related party                   5,700         42,180           47,880
                                  --------------   ------------      -----------
 Total revenues                          393,424       227,497          739,114

EXPENSES:
  Cost of sales - direct                 185,713       132,453          364,435
  Laboratory operations
    Non-related party expense          1,885,707      1,444,401       4,996,083
    Related party expense                204,610       150,000          696,610
  Selling, general and administrative
    Non-related party expense          3,491,284      2,786,008      9,456,725
    Related party expense                  3,188        222,000        976,690
  Research and development
    Non-related party expense            429,370        335,993      1,544,040
    Related party expense                 53,838         28,125        189,836
                                   --------------  -------------   ------------

     Total expenses                    6,253,710      5,098,980     18,224,419
                                   --------------  -------------   ------------

OPERATING LOSS                        (5,860,286)    (4,871,483)   (17,485,305)
Interest income                          401,831        204,921        777,840
Interest expense                         (39,522)       (38,186)      (120,784)
                                   --------------  -------------   ------------

NET LOSS                              $(5,497,977)   $(4,704,748)  $(16,828,249)
                                     ============   ============  =============
NET LOSS PER SHARE
 (unaudited)                          $    (0.82)   $     (0.95)    $    (3.30)
                                     ============   ============  =============

SHARES USED IN COMPUTING
  NET  LOSS PER COMMON
  SHARE
   (unaudited)                        6,743,075      4,947,401      5,095,455
                                    ============   ============  =============



            The accompanying notes are an integral part of these statements.

                                ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                                                   Period From
                                                                    Inception
                                                                 (July 12, 1993)
                                         Nine Months Ended,          Through
                                  September 30,   September 30,   September 30,
                                     1996             1995            1996
                                  ----------------------------   ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                         $(5,497,977)   $(4,704,748)    $(16,828,249)
  Adjustments to reconcile net
     loss to net cash used in
     operating activities:
    Depreciation and amortization      375,951        259,264          901,963
    Amortization of deferred
       compensation                     41,049         45,513          184,624
    Changes in operating assets
          and liabilities:
       Accounts receivable              18,215        (94,494)         (67,939)
       Other assets                        680         77,144         (125,444)
       Accounts payable                 97,905        134,218          221,348
       Accrued expenses and other
          liabilities                 (156,464)       (56,627)         732,588
       Deferred revenue                (35,239)       188,217          156,673
       Payable to Oncor, Inc.           41,726        (90,870)         179,635
                                   --------------  -------------   ------------
       Net cash used in operating
          activities                (5,114,154)    (4,242,383)     (14,644,801)
                                   --------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
          equipment                   (369,221)      (518,820)      (2,061,170)
                                   --------------  -------------   ------------
       Net cash used in investing
            activities                (369,221)      (518,820)      (2,061,170)
                                   --------------  -------------   ------------


CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from sale of
     common stock                    13,912,825            --       22,420,490
  Net proceeds from sale of
     preferred stock                         --            --        2,990,439
  Net proceeds from exercise of
     stock options                       38,779         1,200           66,179
  Net proceeds from Note payable
     to Oncor Finance, Inc.                  --            --          715,751
  Decrease in deferred offering
     costs                              299,815            --               --
       Net cash provided by financing
         activities                  14,251,419         1,200        26,192,859
                                   --------------  -------------   -------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS              8,768,044    (4,760,003)        9,486,888
CASH AND CASH EQUIVALENTS,
    beginning of period                 718,844      7,262,010              --
                                   --------------  -------------   -------------

CASH AND CASH EQUIVALENTS,
      end of period                $   9,486,888   $ 2,502,007     $ 9,486,888
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
                                   ==============  ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period
      for interest                $      39,522   $    38,186      $   120,784
                                   ==============  ============   =============



        The accompanying notes are in integral part of these statements.

                          ONCORMED, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                     As of September 30, 1996
                           (Unaudited)

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

2.  SIGNIFICANT ACCOUNTING POLICIES:

  Use of Estimates

  The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  Investments in securities with original maturities of less than three months are considered cash equivalents. Cash equivalents at September 30, 1996 consisted of approximately $123,000 invested in overnight reverse repurchase agreements collateralized by U.S. treasury securities, with the remainder of approximately $9.4 million invested in money market instruments. Cash equivalents at December 31, 1995 consisted of approximately $185,000 invested in overnight reversed repurchase agreements, with the remainder of approximately $534,000 invested in money market instruments.

  Other Current Assets

  At September 30, 1996, included in other current assets is approximately $80,000 due from our partner in the educational conference and $7,000 for prepaid insurance.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization expense is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease terms or useful lives.

  Accrued Expenses

  At September 30, 1996, accrued expenses consisted of approximately $381,000 for payroll and related expenses, $232,000 in professional/legal fees, $94,000 for marketing/operations costs and $26,000 in other expenses.

  Revenue Recognition

  Revenues are derived from providing genetic testing and information services and, in certain circumstances, software licensing associated with the Company's risk assessment service. Revenues are also derived from Company-sponsored educational conferences. Revenues from the Company's services are recognized as those services are provided. Revenues from its risk assessment service are recognized over the license period.

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

3.  RELATED-PARTY TRANSACTIONS:

  As of September 30, 1996, Oncor owned approximately 29% of the
Company's outstanding common      stock.

  License Agreement

  Under the license agreement with Oncor (the "Oncor License"), the Company is obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the Oncor License, equal to the greater of (I) six percent of the Company's net sales revenues from certain services, as defined in the agreement, or (ii) $100,000. Fees payable to Oncor under the Oncor License of approximately $50,000, $50,000, and $642,000 are included in laboratory operations expense for the three months ended September 30, 1996 and 1995, and the period from inception (July 12, 1993) to September 30, 1996, respectively.

  Services Agreement with Oncor, Inc. and Affiliate

  As of September 30, 1996, the Company owed Oncor $179,635 for charges which include fees payable under the Oncor License, insurance, consulting and equipment. Netted against those charges was revenue from Oncor for certain experiments performed at specified rates. These revenues are not necessarily indicative of the revenues to be recognized for the entire year or any other period. In addition, the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in September 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,804 for the three months ended September 30, 1996.

4.  DEFERRED REVENUES:

  Deferred revenues consist of prepaid fees related to various risk assessment service agreements as well as an advanced payment from Preferred Oncology Networks of America ("PONA"), a cancer disease management company.

5.  STOCKHOLDERS' EQUITY:

  Stock Option Plan

  As of September 30, 1996, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 1,688,000 shares had been granted. Compensation expense is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $12,988, $15,171, and $184,624 has been recognized for the three months ended September 30, 1996 and 1995 and for the period from inception (July 12, 1993) to September 30, 1996, respectively.

6.  COMMITMENTS:

  The Company's total minimum commitments due under leases as of September 30, 1996 were $413,827 through 1998. The Company's total minimum commitments due under license, research, and consulting agreements, other than the Oncor License, as of September 30, 1996 were $503,375 through 1997.

Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.
The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto, included in the Company's Annual Report for the year ended December 31, 1995 on Form 10-K filed with the Securities and Exchange Commission. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report and the other documents filed by the Company from time to time with the Securities and Exchange Commission which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under Certain
Factors Affecting Operations and Market Price of Securities.

OVERVIEW

The Company, which commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in the development of its services, the hiring of its scientific and marketing staff, and its initial marketing efforts. The Company has incurred operating losses since its inception. As of September 30, 1996, the Company's accumulated deficit was approximately $16.8 million. The losses resulted principally from selling, general and administrative expenses, laboratory operations, and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future.
The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. (See Note 1 to the Financial Statements.)


RESULTS OF OPERATIONS

Revenues for the three months and nine months ended September 30, 1996 were $199,710 and $393,424 compared to $120,574 and $227,497 for the same periods in 1995. The increase in revenues is primarily due to an increase in laboratory testing and fees for a Company-sponsored educational conference, as well as hereditary cancer consulting services. Revenues from Oncor for the three months ended September 30, 1996 and the same period in 1995 were not significant. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $115,056 and $185,713 for the three months and nine months ended September 30, 1996 compared to $75,742 and $132,453 for the same periods in 1995. Cost of sales - direct includes costs for supplies, direct labor, shipping, and royalties (other than those under the Oncor License) for testing services, computer hardware costs associated with the Company's risk assessment services and costs associated with its educational conference. The increase in cost of sales - direct for the three months is primarily due to the cost of the educational conference.

Laboratory operations expenses were $722,013 and $2,090,317 for the three months and nine months ended September 30, 1996 compared to $537,386 and $1,594,401 for the same periods in 1995. The increase in laboratory operations expenses was due to the hiring of additional personnel to perform certain commercial testing services initiated during 1995 and 1996. As sales of the Company's services increase, a greater portion of the expenses associated with laboratory operations will be included in cost of sales - direct. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor. In addition, the cost of renting laboratory equipment from Oncor is included in the three months and nine months ended September 30, 1996.

Selling, general and administrative expenses were $1,115,393 and $3,494,472 for the three months and nine months ended September 30, 1996 compared to $887,546 and $3,008,008 for the same periods in 1995. General and administrative expenses were $822,258 and $2,533,234 for the three months and nine months ended September 30, 1996, respectively, compared with $632,755 and $2,096,680 for the three months and nine months ended September 30, 1995, respectively. The increase in general and administrative expenses was due to the addition of personnel and related costs, and increased professional fees, depreciation expense and occupancy costs. Selling expenses were $293,135 and $961,238 for the three months and nine months ended September 30, 1996, respectively, compared with $254,791 and $911,328 for the three months and nine months ended September 30, 1995, respectively. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services. For the three months and nine months ended September 30, 1996, related party selling, general and administrative expenses decreased to $463 and $3,188, respectively as compared to $32,787 and $222,000 for the corresponding periods in 1995.

Research and development expenses were $178,479 and $483,208 for the three months and nine months ended September 30, 1996, respectively, compared to $56,488 and $364,118 for the same periods in 1995. The increase in research and development expenses was due to the hiring of additional personnel to work on various projects. Related party expenses for the three months and nine months ended September 30, 1996 consisted of the cost of consulting services.

Total related party expenses, other than the Oncor License, will continue to decrease and remain nominal in the future.

Interest income was $140,659 and $401,831 for the three months and nine months ended September 30, 1996, respectively, compared to $45,963 and $204,921 for the same period in 1995. The increase in interest income was due to the increased amounts available for investment from the consummation of the follow-on offering completed in February 1996. Interest expense was $13,220 and $39,522 for the three months and nine months ended September 30, 1996, respectively compared to $12,996 and $38,186 for the same periods in 1995.

For the reasons set forth above, net operating losses were $1,803,792 and $5,497,977 for the three months and nine months ended September 30, 1996, respectively, compared to $1,403,621 and $4,704,748 for the same periods in 1995.

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

Cash used in operating activities was approximately $5.1 million for the nine months ended September 30, 1996 compared with approximately $4.2 million for the same period in 1995. The increase was attributable to an increase in the net operating loss.

Cash used in investing activities was $369,221 for the nine months ended September 30, 1996 compared to $518,820 for the same period in 1995. The 29% decrease was due to the completion of the installation of the Company's Local Area Network (LAN) and the installation of the Company's Laboratory Information System (LIS) in 1995 and early 1996.

Cash provided by financing activities was approximately $14.3 million for the nine months ended September 30, 1996 compared with $1,200 for the same period in 1995. In the first quarter of 1996, the Company completed the follow-on offering which resulted in net proceeds of approximately $13.9 million.

Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the Oncor License, will be approximately $730,000 through 1997.

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

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of September 30, 1996, the Company's accumulated deficit was approximately $16.8 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Relationship with Oncor

Pursuant to the Restated Technology License Agreement between the Company and Oncor entered into in September 1994 (the "Oncor License"), Oncor is providing the Company with an exclusive worldwide license to Oncor's existing and future human genome technologies that are useful for the purposes of developing and commercializing certain of the Company's services, including:
(I) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of the risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. The Company is heavily reliant on the technologies licensed directly from Oncor and from third parties through Oncor which form the basis for most of the Company's services. The Company's rights under the Oncor License are subject to certain rights retained by Oncor, which include Oncor's right to use the licensed technologies for internal, non-commercial research and development purposes and for development and commercialization of Oncor's products. Oncor intends to develop its technologies into diagnostic products for sale to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations. The initial term of the Oncor License expires in September 2004 and is automatically renewable for additional one-year periods, unless either party objects.
There can be no assurance that the Oncor License will be renewed at the end of its initial term or that it will not be terminated earlier pursuant to its terms. There also can be no assurance that conflicts of interest between Oncor and the Company will not arise with respect to the Oncor License, any services that might be provided by Oncor to the Company in the future or other aspects of the Company's relationship with Oncor.

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

The Company's rights to technologies licensed to the Company from third parties through the Oncor License are subject to the license agreements between such third parties and Oncor. No assurance can be given that the third parties to these agreements will perform their obligations under such agreements on a timely basis or at all. If such third parties breach or terminate their agreements with Oncor or otherwise fail to, or are unable to, comply with the provisions of their agreements with Oncor for whatever reason, the Company would have no direct recourse and would be dependent on Oncor to enforce such agreements. The agreements between Oncor and the third parties expire at various times. There can be no assurance that these agreements will be renewed at the end of their initial terms or that such agreements will not be terminated or canceled prior to their expiration. The Company has no rights under these third party agreements and is reliant upon Oncor to negotiate renewals of such agreements and resolve disputes under such agreements. If the third parties to the agreements that the Company licenses from Oncor through the Oncor License breach such agreements or otherwise fail to comply with such agreements, or such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Patents and Proprietary Rights

The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. To date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discoveries underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have filed patent applications relating to certain genes and genetic mutations, including the BRCA1, BRCA2 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations. In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Government Regulation

The Clinical Laboratory Improvement Act ("CLIA"), as amended in 1988, provides for regulation of clinical laboratories by the United States Department of Health and Human Services ("HHS"). These regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualifications, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The Company's laboratory is certified under these regulations and the Company believes that it is in substantial compliance with these guidelines. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a bi-annual and "spot" basis. While the United States Food and Drug Administration (the "FDA") does not currently regulate the genetic tests underlying the Company's services if they are performed in the Company's CLIA certified clinical laboratory, there can be no assurance that the FDA will not seek to regulate such tests in the future. If, in the future, the FDA should determine that the tests underlying the Company's services should receive FDA approval prior to their provision in the Company's laboratory, there can be no assurance that such approval would be received on a timely basis or at all. Any change in CLIA or related regulations, or in the interpretation thereof, or in the FDA's position on regulating the tests underlying the Company's services, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's laboratory is licensed and regulated by the State of Maryland, in which it is located. The Company's laboratory is also regulated by certain other states from which the Company may accept specimens. The Company has received approval for a license from the State of New York for certain services and intends to seek approval from other states as required. No assurance can be given that the Company will be able to obtain such approvals on a timely basis or at all. The loss of, or the failure to obtain, any required state license could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    None

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


  OncorMed, Inc.





Date: November 12, 1996      /s/  DR. TIMOTHY J. TRICHE

                         Dr. Timothy J. Triche, Chairman and
                           Chief Executive Officer



Date: November 12, 1996     /s/  DR. DOUGLAS DOLGINOW

                         Dr. Douglas Dolginow, President and
                           Chief Operating Officer



Date: November 12, 1996      /s/  L. ROBERT JOHNSTON, JR.

                          L. Robert Johnston, Jr., Vice President
and
                            Chief Financial Officer

      OncorMed, Inc.

    EXHIBIT INDEX

Exhibit No.      Description                               Page
No.

EX-11            Calculation of Earnings Per Share            26
EX-27            Financial Data Schedule                      27
    ( in EDGAR transmission only)

                                                                 Exhibit 11
                                     ONCORMED, INC.
                                  EARNINGS PER SHARE
                       CALCULATION OF SHARES USED IN COMPUTING
                                  NET LOSS PER SHARE
                                         (Unaudited)
                                 --------------------------------------------
                                                Three Months Ended
                                    September 30, 1996     September 30, 1995
                                   -------------------     ------------------
Common Stock                                6,990,907            4,947,650

 Treasury Stock effect to
   acquire Common Stock granted
   in the twelve months prior to
   the Company's initial public
   offering                                       --                  --
                                           ------------       -------------

Shares used in computing net
   loss per share                            6,990,907            4,947,650
                                           ============      ==============

                                                           Exhibit 11
                                    ONCORMED, INC.
                                 EARNINGS PER SHARE
                       CALCULATION OF SHARES USED IN COMPUTING
                                 NET LOSS PER SHARE
                                     (Unaudited)

                                                                 Period From
                                                                  Inception
                                                                 (July 12, 1993)
                                         Nine Months Ended,        Through
                                    September  30,  September 30,  September 30,
                                      1996           1995            1996
                                  ------------------------------  --------------
Common Stock                         6,743,075     4,947,401        4,777,706


 Treasury Stock effect to
   acquire Common Stock granted
   in the twelve months prior to
   the Company's initial public
   offering                                 --            --          317,749

Shares used in computing net
   loss per share                   6,743,075      4,947,401        5,095,455
                                   ============   ===========      ===========
