Form 10-K405
period 1996-12-31
ONCORMED INC
filed 1997-03-28
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

    ( X )         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission file number 1-13768

                                 ONCORMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                         52-1842781
        ------------------------    ------------------------------------
        (State of Incorporation)    (I.R.S. Employer Identification No.)


                               205 PERRY PARKWAY
                          GAITHERSBURG, MARYLAND  20877
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (301) 208-1888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class       Name of Exchange on Which Registered
        -------------------       ------------------------------------
               None                              None


          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                          Common Stock, par value $.01
                       Warrants to Purchase Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

At March 3, 1997, OncorMed, Inc. had 7,814,022 shares of Common Stock, par value $.01, outstanding.

While it is difficult to determine the number of shares owned by nonaffiliates, the registrant estimates that the aggregate market value of its Common Stock on March 3, 1997 (based upon the closing price of these shares on the American Stock Exchange) held by nonaffiliates was approximately $30,983,000.

                      Documents Incorporated By Reference

Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the registrant's definitive proxy statement to be furnished to stockholders in connection with the 1997 Annual Meeting of Stockholders.

                                     PART I

Item 1   Business

         This report contains certain statements of a forward-looking nature relating to future events or the future financial results of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors identified in this Report which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Risk Factors".

         OncorMed, Inc. (the "Company") was incorporated on July 12, 1993 in the State of Delaware. OncorMed develops and provides gene-based cancer diagnostic and information services for physicians, hospitals, clinical laboratories and pharmaceutical companies. The Company's services include molecular profiling and staging of tumors, laboratory confirmation of predisposition to certain cancers, and hereditary cancer risk assessment. OncorMed collaborates globally with genomic, biotechnology and pharmaceutical companies to translate new genetic discoveries into clinically-useful testing services.

         CANCER

         The Company's initial efforts have been primarily focused on the development of medical services utilizing recent genetic discoveries for the early detection and management of cancer. As a result of genetic discoveries made over the last several years, it is now widely accepted by the medical community that essentially all cancer is the result of inherited or developed genetic mutations. Genetic mutations cause malfunctions in the cell's normal development, resulting in the uncontrolled growth of cells that characterizes most cancers. The presence of genetic mutations provides information on increased susceptibility, or predisposition, the development of certain cancers, the presence of certain cancers and the prognosis associated with certain cancers. It is widely accepted by the medical community that approximately 5% to 10% of all cancer cases are hereditary.

         CANCER MANAGEMENT THROUGH GENETICS

         Recent advances in human genome research, including the Human Genome Project, have increased the rate at which genes are being discovered. The Company believes that services based on these recent genetic discoveries will become one of the principal means used by health care professionals for the risk assessment and early detection of certain cancers and will provide information that will improve the management of cancer. Set forth below is a brief description of how genetic testing and information services may be useful throughout the cycle of cancer management.

         - Risk Assessment. Through the careful assessment of an individual's family history, it is possible to determine whether an inherited or familial pattern of cancer exists. Patients identified as being susceptible or at risk for hereditary cancer through the risk assessment process may elect to take preventive measures, including medication, prophylactic surgery, behavioral and environmental modification, increased targeted monitoring and genetic predisposition testing.

         - Predisposition Testing. The presence of specific genetic mutations has been shown to indicate an increased susceptibility, or predisposition, to the development of certain cancers. Individuals identified through hereditary risk assessment as being likely to develop certain hereditary cancers can be tested for the presence or absence of specific genetic mutations associated with such cancers as the genetic mutations are discovered. Predisposition testing can help physicians determine the proper preventive measures and monitoring for each individual and can reduce the likelihood that unnecessary and costly medical procedures will be carried out on individuals who are at risk for hereditary cancer based on family history, but who do not have the genetic mutation.

         - Early Detection. The ability to identify certain genetic mutations that are indicative of the presence of cancer should allow for the detection of cancer at an earlier stage than is possible using conventional techniques, which can only detect tumor masses or the presence of large numbers of cancer cells. The Company believes that early detection of cancer will reduce the need for invasive and costly treatments, improve the efficacy of available therapies and increase the likelihood of patient survival.

         - Prognostic Testing. There are subtypes within specific types of cancer, and each subtype may progress differently and have a varying response to treatment. The detection of genetic differences between cancer subtypes provides important information for establishing the prognosis associated with a particular cancer and for treatment selection. In addition, ascertaining if a cancer has spread beyond its tumor margins into the surrounding tissue and lymph nodes is also important in accurately determining the prognosis of an individual and in treatment selection. Genetic analysis of tumor margins also can help physicians evaluate the effectiveness of the selected course of treatment and identify a relapse at an early stage, when additional treatment is more likely to be effective. Studies have found that in over 20% of head and neck and colon cancer cases in which conventional microscopic analysis by a pathologist indicated that the surrounding tissue and lymph nodes were normal and cancer free, molecular analysis detected the presence of cancer cells.

         ONCORMED'S GENETIC TESTING AND INFORMATION SERVICES

         The Company, through its developed and licensed proprietary technologies, has translated recent genetic discoveries into genetic testing and information services for the management of cancer. The Company currently offers or has under development genetic testing and information services that are designed to: (i) assess an individual's risk of developing an inherited form of cancer; (ii) detect genetic mutations associated with an individual's predisposition to certain cancers; (iii) enable the early detection of certain cancers at the molecular level; and (iv) identify genetic mutations associated with the spread or recurrence of various cancers. The Company also makes available contract sequencing services and a genomic repository. The following table describes the Company's services:

                  ONCORMED'S TESTING AND INFORMATION SERVICES

    RISK ASSESSMENT

      SERVICE                                                       DISEASE                          DEVELOPMENT STATUS
      -------                                                       -------                          ------------------

      Hereditary Cancer Consulting Service                          All forms of inherited cancer    Introduced

    PREDISPOSITION TESTING

      DISEASE                                                       GENE TARGETS                     DEVELOPMENT STATUS
      -------                                                       ------------                     ------------------

      Hereditary Breast/Ovarian Cancer                              BRCA1, BRCA2                     Introduced
      Heritage Panel (Ashkenazi Jewish Descent)                     BRCA1, BRCA2(1)                  Introduced
      Hereditary Nonpolyposis Colon Cancer                          MLH1, MSH2                       Introduced
      Familial Adenomatous Polyposis                                APC                              Expected Introduction
                                                                                                     (to be determined)

      Familial Melanoma                                             p16                              Introduced
      Medullary Thyroid Cancer                                      RET                              Introduced
      Li-Fraumeni Syndrome                                          p53                              Introduced

    EARLY DETECTION

      DISEASE                                                       GENETIC TARGETS                  DEVELOPMENT STATUS
      -------                                                       ---------------                  ------------------

      Bladder Cancer                                                Various genetic markers          Expected Introduction
                                                                                                     (early/mid 1998)(2)

      Lung and Colon Cancers                                        Various genetic markers          Expected Introduction
                                                                                                     (to be determined)
    PROGNOSTIC TESTING

      SERVICE                                                       DISEASE                          DEVELOPMENT STATUS
      -------                                                       -------                          ------------------

      TumorCheck/Molecular Staging                                  Solid tumor cancers              Introduced
      Replication Error Rate                                        Solid tumor cancers              Introduced
      Molecular Profiling, p53 Mutations, K-ras (3)                 Solid tumor cancers              Introduced

    CONTRACT SEQUENCING

            SERVICE                                                 DISEASE                          DEVELOPMENT STATUS
            -------                                                 -------                          ------------------

            Single Pass Sequencing                                  --                               Introduced
            Double Pass Sequencing                                  --                               Introduced
            Primer Walking                                          --                               Introduced

    GENOMIC REPOSITORY

            SERVICE                                                 DISEASE                          DEVELOPMENT STATUS
            -------                                                 -------                          ------------------

            Database and DNA Library                                Various cancers                  Available


-------

(1)      Heritage Panel includes 2 BRCA1 mutations and 1 BRCA2 mutation.

(2)      The status of certain of the services have been updated.
         The Company believes that it has a reasonable basis upon which it has projected the expected introduction date of this service. There can be no assurance, however, that this service will be introduced by such date, if at all.

(3)      K-ras for research purposes only.

         Hereditary Cancer Risk Assessment Service

         Through the careful assessment of a patient's family history by a properly trained health care professional, it is possible to determine whether an inherited or familial pattern of cancer exists. In May 1994, in conjunction with the Hereditary Cancer Institute ("HCI"), the Company introduced its risk assessment service, the Hereditary Cancer Consulting Service ("HCCS"), which is currently provided at 24 sites. HCCS is a clinical advisory service used to assess an individual's risk of developing inherited cancer and to provide guidance concerning appropriate cancer surveillance, testing and genetic counseling based on such assessment.

         Initial screening of the patient is done through a personal interview conducted by a physician, nurse or genetic counselor trained in cancer risk counseling by the Company. Based on the family history obtained, the Company's proprietary software creates a family tree, or "pedigree," detailing the occurrence of cancer throughout the patient's family. Accurate evaluation of a complicated pedigree to determine a patient's risk of developing inherited cancer requires a level of expertise in cancer genetics that exceeds the usual training of most health care professionals. Any pedigree that suggests a pattern of familial or inherited cancer is reviewed and interpreted by trained physicians, geneticists or consultants.

         Through its relationship with HCI, the Company has worldwide exclusive licensing rights to HCI's family cancer database. Over the past three decades, HCI has evaluated over 300,000 individuals and built its database using data from individuals identified as being at risk to develop familial or hereditary cancer. The HCI database is used to help identify the presence of a pattern of inherited or familial cancer, which is then confirmed by a physician, geneticist or consultant review. Based on the results, recommendations for appropriate testing and surveillance services are provided. The Company believes that the individuals identified as being at risk for developing hereditary cancer will be potential customers for the Company's genetic predisposition and other services. See "Business - Licensing and Collaborative Relationships - The Hereditary Cancer Institute."

         Predisposition Testing Services

         The Company offers predisposition testing services for the detection of genetic mutations associated with certain cancers. These services, which the Company believes are safe, reliable and accurate, are designed to identify individuals at high risk for developing a particular type of cancer. The Company believes that the information provided by its predisposition testing services will lead to the earlier detection of cancer and improved treatment outcomes by enabling high risk individuals to make proactive medical and lifestyle decisions designed to delay or prevent the onset of cancer. The following is a brief description of the Company's predisposition testing services:

         Hereditary Breast/Ovarian Cancer. Breast cancer is one of the most common diseases in women with an estimated 181,600 new cases of breast cancer expected to be diagnosed during 1997. The lifetime risk for women in the United States to develop breast cancer is one in eight. Approximately 5% to 10% of all breast cancer is believed to be due to inherited genetic mutations, of which mutations approximately 80% are attributable to mutations in the BRCA1 and BRCA2 genes. In

         October 1994, BRCA1, the first gene indicating an increased risk for the development of hereditary breast and ovarian cancer, was reported to have been discovered. In late 1995, BRCA2 was discovered. The lifetime risk for developing breast cancer from an inherited mutation in either BRCA1 or BRCA2 is approximately 85% and the risk for ovarian cancer can be as high as 60%. The five-year survival rate for breast cancer is greater than 90% when detected early, and less than 20% when detected at an advanced stage. The Company's BRCA1/BRCA2 testing service can help identify women at particularly high risk for inherited breast and ovarian cancer, for whom earlier and more intensive surveillance is recommended. Some women undergo prophylactic surgery (mastectomy and/or removal of ovaries) based primarily on family history. The Company's service can help rule out individuals who, because they do not carry the family mutation, may not require the intensive surveillance or prophylactic interventions recommended for individuals with inherited mutations.

         Heritage Panel. Depending on the prevalence of breast and ovarian cancer within a family, inherited mutations in BRCA1 or BRCA2 may account for 25%-90% of hereditary breast and/or ovarian cancers in families of Ashkenazi (Eastern European) Jewish descent. At least 2% of Ashkenazi Jewish individuals are believed to carry one of three specific BRCA1/BRCA2 mutations. In cases where women with breast cancer have such a mutation, for example, such women have up to a 65% lifetime risk for a second primary breast cancer and up to a 60% lifetime risk for ovarian cancer. For women without cancer, with a specific mutation, an 85% lifetime risk for breast cancer exists with up to a 60% lifetime risk for ovarian cancer. Introduced in November 1996, this test is designed to detect three specific mutations:
         185delAG, 5382insC (both in the BRCA1 gene) and 6174delT (in the BRCA2 gene). Current treatment recommendations for women with one of these mutations include earlier and increased surveillance, with more frequent breast and pelvic examinations, and more frequent mammograms. Prophylactic bilateral oophorectomy, at the time of menopause or when childbearing is completed, and prophylactic bilateral mastectomy are additional options for these women.

         Hereditary Nonpolyposis Colon Cancer ("HNPCC"). Colon cancer ranks second as the cause of cancer deaths in the United States. During 1997, it is estimated that there will be approximately 134,600 new cases of colon cancer. A family history of colon cancer increases an individual's risk of developing the disease. It is estimated that up to 10% of colon cancer cases are HNPCC. HNPCC is one of the most common cancer predisposition syndromes, affecting as many as one in 200 individuals. In 1993, the first HNPCC-related gene (MSH2) was reported to have been discovered, with the second HNPCC-related gene
         (MLH1) reported to have been discovered shortly thereafter in 1994. Mutations in MSH2 and MLH1 are believed to account for approximately 80% of HNPCC. Two additional HNPCC genes (PMS1 and PMS2) were reported to have been discovered in 1994. The identification of mutations in any of these genes allows for the accurate diagnosis of HNPCC. The lifetime risk for colon cancer in individuals who inherit a genetic mutation associated with HNPCC exceeds 90% compared to approximately 6% in the general population. The five-year survival rate is substantially higher for colon cancer patients when the cancer is localized as compared to colon cancer that has spread to the lymph nodes. The Company's HNPCC testing service may help identify individuals at particularly high risk for colon cancer, for whom earlier and more intensive surveillance is recommended. This service also rules out individuals who have been identified through genetic risk assessment as being at risk to develop colon cancer but who do not carry the family genetic mutation and, therefore, do not require as intensive surveillance as is recommended for individuals with inherited genetic mutations.

         Familial Adenomatous Polyposis ("FAP"). FAP is another inherited form of colon cancer, which is estimated to affect one in 8,000 people. FAP is characterized by the development of hundreds to thousands of polyps, some of which inevitably develop into cancer. In 1991, mutations in the APC gene were reported to be associated with the development of FAP. The Company believes that an APC testing service should allow for the accurate identification of individuals at high risk for FAP who require early and aggressive surveillance.

         Familial Melanoma. Melanoma is a malignant form of skin cancer, which will affect an estimated 40,300 new patients during 1997. Approximately 5% to 10% of melanoma is believed to be due to an inherited genetic mutation. In 1994, mutations in the p16 gene were found to be associated with familial melanoma. Mutations in the p16 gene are believed to account for about half of all inherited melanoma. The lifetime risk for melanoma in an individual who has inherited a mutation in p16 has not yet been documented. The Company's p16 gene mutation testing service can identify individuals in need of increased surveillance for the onset of melanoma.

         Medullary Thyroid Cancer ("MTC"). During 1997, an estimated 16,100 new cases of thyroid cancer will be diagnosed. MTC accounts for approximately 10% of all thyroid cancer cases. Approximately 20% of MTC occurs as part of one of two hereditary syndromes: multiple endocrine neoplasia-type 2 ("MEN-2") and familial medullary thyroid carcinoma ("FMTC"). Mutations in the RET gene associated with MEN-2 and FMTC were first described in 1993. Studies indicate that virtually everyone who inherits a mutation in the RET gene develops MTC. Approximately 50% of MTC patients have metastasis at the time of diagnosis using conventional methods. Overall survival is dependent on how invasive the tumor has become. The historical 10-year survival rate is approximately 50%. RET testing allows for the identification of individuals for whom MTC is believed to be a virtual certainty before they develop the disease, which can be prevented by a prophylactic total thyroidectomy. The conventional method of identifying MTC involves biochemical screening methods, such as pentagastrin stimulation testing, which is uncomfortable, costly and can fail to detect MTC at an early stage. Unlike RET testing, which need only be performed one time on an at risk individual, biochemical screening must be performed annually from about age five to age 40. The Company believes that testing for RET mutations has replaced annual biochemical screening methods as the standard of care for the identification of MTC.

         Li-Fraumeni Syndrome.   Li-Fraumeni is a relatively rare hereditary
         cancer syndrome characterized by a clustering of different cancer types within a family, including brain cancer, breast cancer, leukemias, lymphomas and soft tissue sarcomas. p53 mutations have been found to be associated with Li-Fraumeni syndrome. The Company's p53 testing service helps to identify individuals in need of increased surveillance for the various cancers that comprise Li-Fraumeni syndrome.

         Predisposition Testing Guidelines

         To help ensure that the highest ethical and medical standards are followed when its genetic predisposition testing services are offered to patients, the Company employs institutional review board ("IRB")-approved protocols and clinical testing guidelines. IRBs, whose role is to ensure the protection of patients, are typically comprised of research and clinical physicians, a medical ethicist, a consumer or patient advocate and other health care professionals. Physicians ordering the Company's predisposition testing services may do so under a protocol approved by their own institution's IRB or under OncorMed's clinical testing guidelines which have been approved by the Company's IRB. By defining who can be tested, protocols and guidelines help to ensure that the Company is performing its services only on individuals and families who are at risk for having inherited the particular cancer for which they are being tested. The protocols and guidelines also help to ensure that patients are informed about the risks and the benefits associated with the testing service and that they receive appropriate genetic counseling.

         Early Detection Services

         In 1997, it is estimated that there will be 54,000 new cases of bladder cancer; 178,100 new cases of lung cancer and 134,600 new cases of colon cancer. The five-year survival rate for each of these cancer types is substantially higher when the cancer is localized as compared to when the cancer has spread to the lymph nodes or other organs. For example, when detected at an early stage, the five-year survival rate for bladder cancer is approximately 92%, compared with approximately 48% when there is regional lymph node involvement and approximately 8% when the cancer has spread to other organs. Age and gender-based population screening is recommended for colon cancer (digital rectal exam, proctosigmoidoscopy and stool blood test) and lung cancer (chest x-ray, analysis of types of cells contained in sputum, and fiber optic examination of the bronchial passages assist diagnosis) by the American Cancer Society and other medical organizations.

         The Company is developing testing services to detect bladder cancer at the molecular level before there are any physical symptoms of disease detectable using conventional methods. These services are designed to provide accurate and cost-effective methods of detecting cancer at an early stage. The ability to detect molecular changes in certain bodily fluids and tissues that are indicative of the presence of cancer before there are any physical manifestations of the disease will allow for the detection of cancer at an earlier stage than is currently possible using conventional screening methods. A current clinical trial uses molecular methods to test the recurrence of cancer for bladder cancer patients. Additional studies are expected for lung and colon cancer. The Company believes that the earlier detection of cancer can reduce the need for invasive and costly treatments, improve the efficacy of available therapies and increase the likelihood of survival.

         Prognostic Testing Services

         TumorCheck/Molecular Staging. Conventional techniques of determining whether cancer surgery has been successful rely on a pathologist using a microscope to make certain evaluations, which are often based on subjective criteria. Recent studies have found that in more than 20% of head and neck and colon cancer patients in which conventional microscopic analysis by a pathologist indicated that the surrounding tissue and lymph nodes were normal and cancer free, molecular analysis detected the presence of cancer cells. Additional studies, including grant work, are being conducted by the Company. In February 1995, OncorMed began offering its TumorCheck service to surgeons and pathologists to help them detect cancer cells present at the margins of resected tumors and lymph nodes. There has been limited market acceptance of this service to date due to, among other factors, price, turnaround time and lack of third-party reimbursement. The Company's TumorCheck service can detect one cancer cell in 10,000 normal cells. The Company believes that this service assists oncologists and other physicians in determining whether or not additional treatment after surgery is warranted and will have a beneficial impact on the treatment, follow-up and long-term survival prospects of cancer patients undergoing surgery.

         Replication Error Rate ("RER"). The presence of DNA replication errors in certain tumors, such as gastric and colon cancer, are believed to be predictive of patient survival. The Company provides a service to detect the RER in surgically removed tumors. This service is designed to provide physicians with information about prognosis and assist in treatment selection.

         Molecular Profiling, p53 and K-ras. Recent clinical research has indicated that mutations in the p53 and K-ras genes can be predictive of both patient survival and response to therapy. Mutations in the p53 tumor suppressor gene are found in tumors such as head and neck, breast, and colon. K-ras oncogene mutations can be found in lung, colon, and pancreatic tumors. Using its automated DNA sequencing technology, the Company provides physicians with vital information on the mutational status of surgically removed tumors. This "molecular profiling" service is designed to provide physicians with additional information about prognosis and to assist in treatment selection.

         Contract Sequencing. The Company currently provides contract sequencing services including single and double pass sequencing and primer walking. In addition, the Company designs and provides primers for single or double strand walking projects.

         Genomic Repository. As a result of its exclusive license with HCI, the Company is currently exploring opportunities to license the HCI database and DNA library to genomics companies and other entities. The HCI database and library have been involved in many cancer gene discoveries. The Company believes that the HCI database and library may accelerate new cancer gene discovery, expedite therapeutic developments and correlate gene mutations with cancer expression, prognosis and treatment effectiveness.

         TECHNOLOGY

         OncorMed has developed and licensed from third parties proprietary technologies that form the basis for its comprehensive portfolio of services. Through an agreement with Oncor, Inc. ("Oncor Agreement"), the Company has acquired sublicenses, exclusive in certain fields of use, for many proprietary technologies, including a functional gene assay and microsatellite instability technology. In addition, the Company currently uses conventional gene sequencing to detect gene mutations. The Company intends to utilize protein truncation methods, various amplification technologies, various gel electrophoresis screening methods, gene chip technology and automation to detect genetic mutations. The Company believes that its developed and licensed proprietary technologies and collaborative arrangements provide it with significant competitive advantages over its potential competitors. Set forth below are brief descriptions of the Company's core proprietary technologies.

         Functional Gene Assay. A difficulty confronting the use of various genetic mutation detection technologies in the clinical setting is determining whether a specific mutation is biologically significant. Some mutations do not affect the function of the proteins produced by the gene and thus have no known biological or clinical relevance. Genetic mutations that affect function can cause disease. Certain technologies, such as denaturing gradient gel electrophoresis ("DGGE") and single strand confirmational polymorphism ("SSCP"), are only able to analyze mutations over a very limited region of a particular gene. Alternatively, gene sequencing can be performed. However, gene sequencing is expensive and time consuming. In addition, DNA analytical techniques such as DGGE, SSCP and gene sequencing are not, by themselves, sufficient to determine if the mutation actually will affect the protein produced by that gene and whether it has biological significance.

         The Company, through the Oncor Agreement, has acquired a worldwide sublicense, exclusive in certain fields of use, from the Massachusetts General Hospital to use the functional gene assay and is currently applying this technology to the detection of certain genetic mutations. The functional gene assay allows for a simple determination of whether a genetic mutation is biologically significant and is able also to detect mutations faster and more cost-effectively than gene sequencing.

         The Company utilizes the functional gene assay technology in its genetic predisposition testing service for Li-Fraumeni syndrome and as part of its p53 mutation prognostic testing service. For its other genetic predisposition tests, the Company currently utilizes gene sequencing and other mutation detection methods. OncorMed intends to continue to develop other functional gene assays for use in its existing predisposition testing services and to form the basis for additional services.

         Microsatellite Instability Analysis. While all cancer cells have some type of genetic mutation, only certain mutations cause a genetic instability to occur. Genetic instability is recognized by abnormal expansions or deletions of normally present short, repetitive sequences in the DNA. These expansions or deletions, or microsatellite alterations, are present in tumor DNA but not in normal DNA and are often indicative of the presence of cancer. The Company believes the detection of the genetic instability associated with these alterations will provide a fast, reliable and sensitive method for the early detection of certain cancers.

         The Company, through the Oncor Agreement, has sublicensed, exclusive in certain fields of use, technology from The Johns Hopkins University to detect the microsatellite alterations associated with genetic instability. Using an optimized set of DNA markers and reagents, the Company is developing the analytical capabilities to detect the genetic instabilities associated with bladder, lung and colon cancers.

         Rare Cell Detection. Utilizing a proprietary process sublicensed, exclusive in certain fields of use, from The Johns Hopkins University through the Oncor Agreement, which combines DNA amplification, gene sequencing and specific probe hybridization, the Company is able to detect one cancer cell in 10,000 normal cells in the tissue surrounding surgically removed tumors or lymph nodes. The Company isolates and sequences the gene from tumor DNA to identify mutations and to create a tumor-specific DNA probe. The Company also isolates DNA from the tumor margins and lymph nodes. The Company then amplifies and clones that DNA, transfers it to a membrane and hybridizes it with the tumor-specific DNA probe to detect the presence of the tumor DNA in the tissue surrounding surgically removed tumors and lymph nodes. This process forms the basis of the Company's TumorCheck service.

         DNA Amplification Technology. The Company currently is examining various DNA amplification technologies including Oncor's proprietary technology known as Tri-Amp and ZENECA Diagnostics proprietary ARMS technology. These technologies and other future technologies may reduce costs and increase efficiencies in the Company's laboratory.

         DNA GeneChip Technology. In September 1996, the Company entered into an agreement with Affymetrix, Inc. ("Affymetrix") to collaborate in the development and clinical validation of genetic testing services using the Affymetrix GeneChip system for analysis of genes associated with cancer. The GeneChip system is designed to provide rapid genetic analysis using miniaturized, high-density arrays of DNA probes, or "chips," and proprietary software to analyze and manage genetic information. The Company and Affymetrix have chosen to initiate the collaboration by developing a GeneChip assay for p53 which will be designed to help cancer physicians evaluate the aggressiveness of tumors and the appropriateness of therapies, thereby leading to better treatment and management of cancer. Over 50% of all major human cancers contain mutations, or defects, in the p53 gene.

         Hereditary Cancer Risk Assessment Software and Database. The Company utilizes proprietary software to facilitate familial or inherited cancer risk assessment. The Company continually upgrades its software to add features and functionality. Through its exclusive license with HCI, OncorMed utilizes HCI's familial cancer database. HCI has evaluated over 300,000 individuals and built its database using data from individuals identified as being at high risk to develop familial or hereditary cancer. This database is believed to be one of the largest of its type in the United States.

         LICENSING AND COLLABORATIVE RELATIONSHIPS

         Incyte Pharmaceuticals, Inc.

         Pursuant to a License, Services and Marketing Agreement (the "Incyte Agreement"), dated February 25, 1997, the Company and Incyte Pharmaceuticals, Inc., a Delaware corporation ("Incyte"), have formed a broad-based collaboration in clinical genomics designed to create an integrated genomics and sequence-based mutation analysis capability for the two companies. The term of the Incyte Agreement expires on February 25, 2000 (the "Initial Term") unless extended by mutual agreement or earlier terminated in accordance with its terms.

         The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase a specified minimum of Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license, the Company has issued to Incyte (i) Four Hundred One Thousand Thirty Three (401,033) shares of the Company's Common Stock (the "Definite Technology Shares"), and (ii) a warrant to purchase up to an aggregate of ten percent (10%) of the Company's Common Stock issued and outstanding on the date of such warrant's exercise (the "Warrant Shares"). The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of one hundred-ten percent (110%) of the fair market value per share of Common Stock on the trading day prior to the date of exercise or (i) Eight Dollars ($8.00) per share (if the warrant is exercised on or prior to February 25, 1998), (ii) Nine Dollars ($9.00) per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25,
         1999), or (iii) Thirteen Dollars and Fifty Cents ($13.50) per share (if the warrant is exercised after February 25, 1999, but on or prior to February 25, 2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than Eight Dollars ($8.00), Nine Dollars ($9.00) or Thirteen Dollars and Fifty Cents ($13.50) per share, respectively.

         Furthermore, pursuant to a Securities Purchase Agreement between the Company and Incyte, Incyte purchased Three Hundred Seventy Two Thousand Five Hundred Fifty Five (372,555) shares of Common Stock from the Company for Three Million Dollars ($3,000,000) (the "Cash Purchase Shares") or the equivalent of Eight Dollars and Five Cents ($8.05) per share. In addition, under the terms of the Securities Purchase Agreement the Company has agreed to issue to Incyte, under certain circumstances, up to an aggregate of One Hundred Thirty Thousand Seven Hundred Twenty Six (130,726) shares of the Company's Common Stock (the "Additional Shares"). Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights with respect to the Definite Technology Shares, Warrant Shares, the Cash Purchase Shares and the Additional Shares.

         Oncor, Inc.

         The Company and Oncor recently agreed to certain changes to the Restated Technology License Agreement, dated June 6, 1994. Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including:
         (i) testing, detection and/or analysis of genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services directly to third parties other than services that are provided pursuant to the exclusive license.
         The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

         Under the terms of the agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of four percent (4%) to two percent (2%) of the Company's annual net sales. During the first year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the second year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement.

         In addition, subject to certain third-party contractual limitations, prior to the license or disposition (whether by assignment, transfer or license) to a third party by the Company or Oncor of their respective technologies, the non-offering party shall have a thirty
         (30) day right of first offer with respect to such technologies. If the non-offering party accepts the offer, the Company and Oncor shall negotiate in good faith the terms and conditions of any such license or acquisition agreement.

         Oncor has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies and any improvements to such technologies assigned to Oncor by the Company. The Company has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies.

         The Hereditary Cancer Institute

         HCI, located at the Creighton University School of Medicine, Omaha, Nebraska, and headed by Henry T. Lynch, M.D., is a world-renowned research institute specializing in the study of familial and inherited cancer. The Company, HCI and Creighton University are parties to an agreement pursuant to which the Company has exclusive worldwide commercialization rights to HCI's DNA library and its familial cancer database, which are expected to be used for services provided by the Company to researchers and genetic-technology companies. Under the agreement, Dr. Lynch and his HCI colleagues provide consultation services and reviews of cancer family histories for the Company's risk assessment services. The Company intends to use expert systems, neural networks and data mining methodologies in an effort to identify new patterns of hereditary cancer in the HCI familial cancer database.

         Under its license agreement with HCI and Creighton University, the Company is obligated to pay an annual sponsorship fee of $250,000, in quarterly installments, that is offset by a percentage of the amounts paid under a related services agreement. In addition, under the license agreement, the Company is required to pay a royalty on net sales of products and services which make use of the HCI database, other than the Company's risk assessment service, and on license income derived from sublicenses to third parties of the Company's rights to the HCI database. As part of its relationship with HCI, the Company also will share with HCI any revenues from the commercialization of products or services based upon samples contained in the HCI DNA library. The DNA library, which houses DNA samples collected from families at high risk of inherited cancer, provides a reservoir of biological material which is potentially important for new gene discoveries. The HCI license agreement terminates in December 2000, subject to earlier termination upon one years' notice, and is automatically renewable for additional two-year periods.

         Affymetrix, Inc.

         In September 1996, the Company entered into an agreement with Affymetrix to collaborate in the development and clinical validation of genetic testing services using the Affymetrix GeneChip system for analysis of genes associated with cancer. The GeneChip system is designed to provide rapid genetic analysis using miniaturized, high-density arrays of DNA probes, or "chips," and propriety software to analyze and manage genetic information. The Company and Affymetrix have chosen to initiate the collaboration by developing a GeneChip assay for p53 which will be designed to help cancer physicians evaluate the aggressiveness of tumors and the appropriateness of therapies, thereby leading to better treatment and management of cancer.

         The Regents of the University of California

         The Company entered into a license agreement, effective August 8, 1996, with the Regents of the University of California for the use of certain genetic markers for breast and ovarian cancer. Under the agreement, the Company is obligated to pay royalties for the use of the technology as clinical laboratory services are performed. Royalty payments are payable quarterly, 60 days after the end of each quarter.

         ZENECA Diagnostics

         During August 1996, the Company and ZENECA Limited acting through ZENECA Diagnostics, entered into a five year Collaboration Agreement under which ZENECA Diagnostics will supply OncorMed with proprietary cancer reagents based on the patented ZENECA ARMS technology for use by the Company's advanced cancer genetic testing laboratory in the U.S. The agreement automatically renews for successive twelve month periods unless terminated by either party. Use of ZENECA Diagnostics reagents will enable the Company to develop and provide enhanced diagnostic testing in the cancer field.

         Other Licensing and Collaborative Arrangements

         The Company currently is supporting clinical correlation studies at MD Anderson Cancer Center, Memorial Sloan-Kettering Cancer Center, The Cleveland Clinic, Dana-Farber Cancer Institute and The Johns Hopkins University. These studies help to validate the clinical utility of specific genetic tests and determine how the results of these tests should be interpreted by physicians. These clinical correlation studies are typically conducted under the center's or institution's guidelines and protocols, which are designed to, among other things, limit the potential for undue influence by, or conflicts of interest with, the sponsor of such studies and ensure that ethical and medical standards are maintained. Through the Oncor Agreement, the Company has certain rights to inventions relating to specific genes and genetic technologies at leading academic and research institutions, including The Johns Hopkins University and the Massachusetts General Hospital. The Company also has entered into a license agreement for the use of certain genes and genetic mutations associated with HNPCC with the Dana-Farber Cancer Institute, the State of Oregon, the University of Vermont and Yale University.

         RESEARCH AND DEVELOPMENT

         The Company's principal research and development programs are targeted at improving the efficiency and utility of its existing services, developing new services and enhancing its informatics capabilities. Existing and planned research and development projects include the development of novel DNA amplification applications, mutation detection array methods, functional gene assay development, gene chip technology, automation of specimen analysis and the development of gene mutation screening systems. Additional genetic predisposition tests for certain hereditary cancers based on newly discovered cancer-related genes are under development. Development of early detection tests for bladder, lung and colon cancers is also ongoing. Informatics development projects in progress include result reporting, mutation tracking, database interfacing and patient tracking systems. The Company has sponsored research programs at leading research and academic institutions in the past and intends to sponsor additional research programs in the future related to specific genetic diseases and genetic mutation detection technologies.

         The Company's research and development activities also include optimizing and standardizing procedures, creating quality control and quality assurance programs, and ensuring that the results obtained through its services are reproducible, accurate and precise. Each of the Company's genetic testing services undergoes an extensive development and testing process prior to its introduction into the market. This process includes: (i) the verification and validation of the service utilizing previously analyzed and characterized samples;
         (ii) extensive clinical correlation studies in conjunction with major academic institutions to determine how the tests underlying the Company's services should be interpreted by physicians and genetic counselors; (iii) review of the clinical correlation study results by the Company's medical directors and scientific advisors; and (iv) establishing final written protocols and guidelines.

         SALES AND MARKETING

         The Company believes that the customers for its services primarily consist of physicians, hospitals, cancer centers , clinical laboratories and pharmaceutical companies and that the services provided by the Company will be used for a broad range of patients. The Company also believes that its services will be attractive to managed care organizations, including health maintenance organizations, preferred provider organizations and cancer disease management companies.

         The Company recognizes that the genetic testing and information services it provides for the early detection and management of cancer represent new medical services for which the market is evolving.
         While most cancer patients in the United States are treated outside of academic medical centers, research facilities and cancer centers, it is these institutions and their affiliated physicians who drive the introduction of new medical technologies and services used for cancer patients. Consumer demand also can influence the rate at which new medical tests and services are introduced into the health care system.

         The Company has developed a sales and marketing approach to address each type of target customer. Programs aimed at generating support for the Company's services among academic medical centers and research institutions include retaining renowned scientists as consultants, working with leading oncologists at MD Anderson Cancer Center and the Memorial Sloan-Kettering Cancer Center on clinical correlation studies to generate peer reviewed publications and offering pricing discounts to academic medical centers and research institutions. Among the non-academic medical providers, education is a critical aspect of market creation. The Company has fielded a sales force to promote the Company's services to physicians and hospitals across the country. In addition to face-to-face sales calls, approaches employed by the Company to educate broader groups of providers include direct mailings to targeted groups of physicians, participation in medical trade shows, advertising in leading medical journals and sponsorship of educational forums for clinicians.

         The Company primarily markets its risk assessment service to cancer centers, managed care organizations, hospitals and large physician practices. The Company is marketing its genetic predisposition testing services to specialists in the fields relating to the service. The Company markets all of its predisposition testing services to oncologists, its colon cancer services to gastroenterologists, its breast/ovarian cancer testing services to gynecologists, its thyroid cancer testing service to endocrinologists and its melanoma testing service to dermatologists. To facilitate the use of its predisposition testing services by physicians, the Company provides clinical guidelines reviewed by its IRB for use by physicians. For its TumorCheck and other prognostic testing services, the Company targets surgeons and pathologists.

         The Company charges a licensing fee for its Hereditary Cancer Consulting Service, which generally includes the interpretation of a certain number of family trees or pedigrees. Additional pedigree interpretations are paid for on a fee-for-service basis. Predisposition testing services range in price from several hundred dollars per test to more than two thousand dollars per test, depending on whether the person being tested is the proband (the family member with the disease) or a relative, how many genes have to be analyzed and the technology utilized for mutation detection. The Company's prognostic testing services also vary in price, from approximately one hundred dollars to more than two thousand dollars, according to the amount of tissue that must be analyzed and the technology employed for mutation detection.

         Under the Incyte Agreement, Incyte may market various collaborative services developed by Incyte and the Company to third parties. Separately, the Company currently markets contract sequencing services to the NIH/NCI and other entities. In addition, the Company is exploring licensing opportunities to the HCI database and DNA library. The Company has ongoing business development efforts to sell various services including clinical trial work to pharmaceutical companies.

         During July 1996, the Company signed a one-year renewable agreement with NTP, Inc., a Minneapolis-based corporation specializing in genetic, oncologic and neurologic services in South America to distribute the Company's cancer genetic testing services in Argentina, Brazil, Chile, Paraguay and Uruguay. Testing will be provided out of the Company's laboratory.

         During September 1996, the Company signed a two-year agreement with Endocrine Sciences, Inc. to distribute domestically the Company's RET gene test for familial medullary thyroid carcinoma. Endocrine Sciences employs a national field sales organization with an exclusive focus on selling diagnostic testing services to endocrinologists, the primary market for the Company's RET test.

         COMPETITION

         The Company is engaged in the biotechnology and medical services industries which are characterized by extensive research and development efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, biotechnology companies and academic institutions, engaged in developing medical services and the technology underlying such services. Although there are relatively few direct competitors of the Company, it is anticipated that the number of direct competitors will increase significantly in the future. Many of the Company's current and potential competitors have substantially greater financial and technological resources, sales and marketing capabilities and experience, and research and development experience than the Company. Accordingly, the Company's competitors may succeed in developing services and the underlying technology more rapidly than the Company and in developing services that are more accurate and useful and less costly than any of the Company's services. The Company's competitors also may be more successful than the Company in marketing and selling such services. In addition, other technologies are, or in the future may become, the basis for competitive products and services. Oncor may develop technologies under the Oncor Agreement into products which Oncor will sell to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company relies on certain technologies that are not patentable or proprietary and consequently may be available to the Company's competitors. Competition may increase further as a result of the potential advances in the technology underlying the services developed by the Company. The Company also is aware that other companies have developed or may be developing genetic testing and information technologies, services and products for diagnostic purposes that are or may be competitive with the Company's services. There can be no assurance that the Company's competitors will not succeed in developing technologies, services and products that are more accurate and useful than any being developed by the Company or that would render the Company's technology and services obsolete or noncompetitive.

         Given the early stage of the market for the Company's services, the important competitive factors are availability, accuracy and utility. The Company anticipates that other competitive factors, such as price, availability of third-party reimbursement and response time, will become important as the market matures.

         PATENTS AND PROPRIETARY RIGHTS

         The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. To date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discoveries underlying the Company's current services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have already filed patent applications relating to certain genes and genetic mutations, including the BRCA1, BRCA2 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations. In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Oncor has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies and any improvements to such technologies assigned to Oncor by the Company. The Company has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies.

         The Company also relies on certain technologies, trade secrets and know-how that are not patentable or proprietary and are available to the Company's competitors. Although the Company has taken steps to protect its unpatented technologies, trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

         GOVERNMENT REGULATION

         The Clinical Laboratory Improvement Act ("CLIA"), as amended in 1988, provides for regulation of clinical laboratories by the United States Department of Health and Human Services ("HHS"). These regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualifications, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The Company's laboratory is certified under these regulations and the Company believes that it is in substantial compliance with these guidelines. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a bi-annual and "spot" basis. In addition, while the United States Food and Drug Administration (the "FDA") does not currently regulate the genetic tests underlying the Company's services if they are performed in the Company's CLIA certified clinical laboratory, there can be no assurance that the FDA will not seek to regulate such tests in the future. If, in the future, the FDA should determine that the tests underlying the Company's services should receive FDA approval prior to their provision in the Company's laboratory, there can be no assurance that such approval would be received on a timely basis or at all. Any change in CLIA or related regulations, or in the interpretation thereof, or in the FDA's position on regulating the tests underlying the Company's services, could have a material adverse effect on the Company's business, financial condition and results of operations.
         The Company's laboratory is licensed and regulated by the State of Maryland, in which it is located. The Company's laboratory is also regulated by certain other states from which the Company may accept specimens. The Company has received approval for a license from the State of New York and intends to seek approval from other states as required. No assurance can be given that the Company will be able to obtain such approvals on a timely basis or at all. The loss of, or the failure to obtain, any required state license could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is subject to extensive federal, state and local regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws, rules and regulations governing health care, clinical laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Although the Company's services are currently considered screening services under Medicare and are therefore excluded from coverage under Medicare, in the future, the Company's services may be subject to laws, rules and regulations governing reimbursement and fraud and abuse, and prohibiting the filing of false claims. These laws, rules and regulations include "anti-kickback" and "Stark" laws, which contain extremely broad proscriptions, the violation of which may result in exclusion from Medicare and Medicaid and criminal and civil penalties. In addition, the Company is subject to state laws, rules and regulations limiting certain financial relationships between health care providers and physicians and other referral sources. Although the Company believes that it is in substantial compliance with all applicable laws, rules and regulations, there can be no assurance that the Company will remain in compliance with applicable laws, rules and regulations or that changes in, or new interpretations of, existing laws, rules and regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         HUMAN RESOURCES

         The Company had 59 employees at December 31, 1996, including 12 employees in sales and marketing, 25 in laboratory operations and genetic services, 14 employees in administration and 8 employees in research and development. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

         RISK FACTORS

         Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

         The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of December 31, 1996, the Company's accumulated deficit was approximately $18.8 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Relationship with Oncor

         The Company and Oncor recently agreed to certain changes to the Restated Technology License Agreement, dated June 6, 1994. Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including:
         (i) testing, detection and/or analysis of genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than services that are provided pursuant to the exclusive license.
         The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

         The Company is reliant on the technologies licensed directly from Oncor and from third parties through Oncor which form the basis for some of the Company's services. The Company's rights under the Oncor Agreement are subject to certain rights retained by Oncor, which include Oncor's right to use the licensed technologies for internal, non-commercial research and development purposes and for development and commercialization of Oncor's products. Oncor intends to develop its technologies into diagnostic products for sale to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Oncor Agreement will be renewed at the end of its initial term or that it will not be terminated earlier pursuant to its terms. There also can be no assurance that conflicts of interest between Oncor and the Company will not arise with respect to the Oncor Agreement, any services that might be provided by Oncor to the Company in the future or other aspects of the Company's relationship with Oncor.

         The Company's rights to technologies licensed to the Company from third parties through Oncor are subject to various provisions in the license agreements between such third parties and Oncor. No assurance can be given that Oncor will perform its obligations under such agreements, that such agreements will not be terminated or that such agreements can be renewed upon termination or expiration. If Oncor breaches such agreements or otherwise fails to comply with such agreements, or if such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which would have a material adverse effect on the Company's business, financial condition and results of operations. Giving effect to the equity transaction with Incyte, Oncor owns approximately 25.6% of the Company's outstanding common stock. Accordingly, Oncor may be able to effectively control or influence certain actions such as the election of directors and the authorization of certain transactions that require stockholder approval and be able to otherwise effectively control the Company's policies without concurrence of the Company's other stockholders. In addition, Stephen Turner, Chief

         Executive Officer and Chairman of the Board of Directors of Oncor, is a director of the Company, and Timothy J. Triche, M.D., Ph.D., a director of Oncor, is the Chief Executive Officer and Chairman of the Board of Directors of the Company. See "Business -- Licensing and Collaborative Relationships."

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

         New and Uncertain Business; Uncertainty of Clinical Utility

         The Company's genetic testing and information services represent a new approach to cancer management for which there is little precedent and for which the market is evolving. The Company's business is to commercialize recent genetic discoveries and mutation detection technologies for the early detection and management of cancer. The Company's ability to successfully develop its business is unproven and is dependent on its ability to establish its services as the standard of care in cancer management and obtain third party reimbursement for its services; expand the distribution of its services both domestically and internationally; develop strategic alliances and collaborations with academic medical centers, research institutions, managed care organizations, clinical laboratories, pharmaceutical companies, health care providers and corporate partners; identify, license and develop emerging genetic discoveries and mutation detection technologies; and continue to expand its portfolio of services. The Company's ability to succeed is also dependent upon the acceptance by potential customers and patients of the Company's services as effective tools for cancer management. There can be no assurance that the market for the Company's services will continue to evolve or that the Company's business strategy will be successful.
         The discoveries and technologies which form the basis for the Company's services have not been widely adopted by the medical community. Accordingly, the Company is pursuing clinical correlation studies at academic medical centers and research institutions that are designed to determine the clinical utility, reliability and accuracy of the Company's services. There can be no assurance that these studies will confirm the clinical utility, reliability and accuracy of the Company's services. The failure of these studies to do so could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Sales and Marketing."

         Uncertain Availability of Health Care Reimbursement and Market Acceptance of Services

         The successful commercialization of genetic testing and information services depends in part on the ability of its customers to obtain adequate reimbursement for such services and related treatments from governmental agencies, private health care insurers and other third party payors. Government and private third party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. Medicare has determined that the Company's services are screening services and therefore are excluded from coverage under Medicare. The Company is seeking reimbursement approval for its services from various third party payors. There can be no assurance that third party reimbursement for the Company's services will be available to its customers or that any such reimbursement will be adequate. Disapproval of, or limitations in, coverage by third party payors could materially and adversely affect market acceptance of the Company's services which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Collaborations and Licenses with Others

         The Company's strategy for the research, development and commercialization of certain of its services is to rely in part on various collaborative and license arrangements with academic medical centers, research institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain collaborative and license arrangements, including arrangements with HCI, Affymetrix, ZENECA Diagnostics, and Incyte, and is continually seeking to enter into additional arrangements with other collaborators and licensors. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor Agreement, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

         The Company's rights to technologies licensed to the Company from third parties through the Oncor Agreement are subject to the license agreements between such third parties and Oncor. No assurance can be given that the third parties to these agreements will perform their obligations under such agreements on a timely basis or at all. If such third parties breach or terminate their agreements with Oncor or otherwise fail to, or are unable to, comply with the provisions of their agreements with Oncor for whatever reason, the Company would have no direct recourse and would be dependent on Oncor to enforce such agreements. The agreements between Oncor and the third parties expire at various times. There can be no assurance that these agreements will be renewed at the end of their initial terms or that such agreements will not be terminated or cancelled prior to their expiration. The Company has no rights under these third party agreements and is reliant upon Oncor to negotiate renewals of such agreements and resolve disputes under such agreements. If the third parties to the agreements that the Company licenses from Oncor through the Oncor Agreement breach such agreements or otherwise fail to comply with such agreements, or such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Licensing and Collaborative Relationships."

         Competition

         The Company is engaged in the biotechnology and medical services industries which are characterized by extensive research and development efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, biotechnology companies and academic institutions, engaged in developing medical services and the technology underlying such services. Although there are relatively few direct competitors of the Company, it is anticipated that the number of direct competitors will increase significantly in the future. Many of the Company's current and potential competitors have substantially greater financial and technological resources, sales and marketing capabilities and experience, and research and development experience than the Company. Accordingly, the Company's competitors may succeed in developing services and the underlying technology more rapidly than the Company and in developing services that are more accurate and useful and less costly than any of the Company's services. The Company's competitors also may be more successful than the Company in marketing and selling such services. In addition, other technologies are, or in the future may become, the basis for competitive products and services. Oncor may develop technologies under the Oncor Agreement into products that Oncor will sell to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company relies on certain technologies that are not patentable or proprietary and consequently may be available to the Company's competitors. Competition may increase further as a result of the potential advances in the technology underlying the services developed by the Company. The Company also is aware that other companies have developed or may be developing genetic testing and information technologies, services and products that are and may be competitive with the Company's services. There can be no assurance that the Company's competitors will not succeed in developing technologies, services and products that are more accurate and useful than any being developed by the Company or that would render the Company's technology and services obsolete or noncompetitive.

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

         Given the early stage of the market for the Company's services, the important competitive factors are availability, accuracy and utility. The Company anticipates that other competitive factors, such as price, availability of third-party reimbursement and response time, will become important as the market matures.

         Patents and Proprietary Rights

         The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. To date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discoveries underlying the Company's current services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have filed patent applications relating to certain genes and genetic mutations, including the BRCA1, BRCA2 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations. In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Oncor has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to its own technologies and any improvements to such technologies assigned to Oncor by the Company. The amount and timing of resources devoted to such activities are beyond the Company's control. There can be no assurance that Oncor will perform such obligations on a timely basis or at all, or that it will expend sufficient resources on such activities. The Company has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation all its own technologies.

         The Company relies on certain technologies, trade secrets and know-how that are not patentable or proprietary and are available to the Company's competitors. Although the Company has taken steps to protect its unpatented technologies, trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. See "Business -- Patents and Proprietary Rights."

         Government Regulation

         CLIA, as amended in 1988, provides for regulation of clinical laboratories by HHS. These regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualifications, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The Company's laboratory is certified under these regulations and the Company believes that it is in substantial compliance with these guidelines. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a bi-annual and "spot" basis. While the FDA does not currently regulate the genetic tests underlying the Company's services if they are performed in the Company's CLIA certified clinical laboratory, there can be no assurance that the FDA will not seek to regulate such tests in the future. If, in the future, the FDA should determine that the tests underlying the Company's services should receive FDA approval prior to their provision in the Company's laboratory, there can be no assurance that such approval would be received on a timely basis or at all. Any change in CLIA or related regulations, or in the interpretation thereof, or in the FDA's position on regulating the tests underlying the Company's services, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's laboratory is licensed and regulated by the State of Maryland, in which it is located. The Company's laboratory is also regulated by certain other states from which the Company may accept specimens. The Company has received approval for a license from the State of New York and intends to seek approval from other states as required. No assurance can be given that the Company will be able to obtain such approvals on a timely basis or at all. The loss of, or the failure to obtain, any required state license could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is subject to extensive federal, state and local regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws, rules and regulations governing health care, clinical laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Although the Company's services are currently considered screening services under Medicare and are therefore excluded from coverage under Medicare, in the future, the Company's services may be subject to laws, rules and regulations governing reimbursement and fraud and abuses and prohibiting the filing of false claims. These laws, rules and regulations include "anti-kickback" and "Stark" laws, which contain extremely broad proscriptions, the violation of which may result in exclusion from Medicare and Medicaid and criminal and civil penalties. In addition, the Company is subject to state laws, rules and regulations limiting certain financial relationships between health care service providers and physicians and other referral sources. Although the Company believes that it is in substantial compliance with all applicable laws, rules and regulations, there can be no assurance that the Company will remain in compliance with applicable laws, rules and regulations or that changes in, or new interpretations of, existing laws, rules and regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk of Discrimination Against Customers; Potential Adverse Impact on Insurability; Confidentiality

         The availability of genetic predisposition testing has raised certain ethical, legal and social issues regarding the appropriate utilization and confidentiality of information provided by such testing. The medical information obtained or determined about an individual from the Company's services is of an extremely sensitive nature. In providing its services, the Company is subject to certain statutory, regulatory and common law requirements regarding the confidentiality of such medical information. The Company maintains an internal regulatory compliance review program to monitor compliance with applicable confidentiality requirements, and believes that it is in substantial compliance with such requirements. Failure to comply with such confidentiality requirements could result in material liability to the Company. It is possible that discrimination by insurance companies could occur through the raising of premiums by insurers to prohibitive levels, the cancellation of insurance or the unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease. The Company could experience a delay in market acceptance or a reduction in the size of its potential serviceable market if insurance discrimination were to become a significant factor, which would have a material adverse effect on the Company's business, financial condition and results of operations. Similarly, governmental authorities could, for social or other purposes, limit the use of or prohibit genetic predisposition testing. If efforts by the Company and others to mitigate potential discrimination are not successful or if the use of genetic testing is limited, the Company could experience a delay or reduction in market acceptance of its services, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

         Additional Financing Requirements; Access to Capital

         The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. At February 28, 1997, the Company had cash, cash equivalents and short-term investments of approximately $8.6 million. The Company plans to fund its operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements, however, may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and technological advances and other factors. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The terms and prices of any such financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Limited Sales and Marketing Capacity

         The Company has limited experience in selling and marketing genetic testing and information services and will have to further develop its sales force and/or rely on collaborators, licensees or others to provide for the sales and marketing of its services. There can be no assurance that the Company will be able to establish adequate sales and marketing capacity or make arrangements with collaborators, licensees or others to perform such activities on acceptable terms or at all. See "Business -- Sales and Marketing."

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

         The Company's scientific advisors and consultants may be employed by or have consulting agreements with entities other than the Company, some of which may compete with the Company. To the extent that members of the Company's scientific advisory board or consultants have consulting arrangements with or become employed by any competitor of the Company, the Company could be materially and adversely affected. Any inventions or processes independently discovered by the scientific advisors or the consultants will not, unless otherwise agreed, become the property of the Company and will remain the property of such persons or their full-time employers. In addition, the institutions with which the scientific advisors and consultants are affiliated may make available the research services of their scientific and other skilled personnel, including the scientific advisors and consultants, to competitors of the Company pursuant to sponsored research agreements. Under such sponsored research agreements, such institutions may be obligated to assign or license to a competitor of the Company patents and other proprietary information that may result from research sponsored by an entity other than the Company, including research performed by a scientific advisor or consultant for a competitor of the Company. See "Business -- Human Resources."

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

Item 2   Properties

         The Company's principal administrative, operational and marketing facilities consist of approximately 14,500 square feet in Gaithersburg, Maryland under a lease agreement expiring in November 1998. The Company has leased an additional 1,100 square feet of space to house administrative and operations facilities in Omaha, Nebraska under a lease agreement which expires in November 1998. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3   Legal Proceedings

         By a complaint filed on June 28, 1996 against the Company, its directors and certain officers and employees in the United States District Court for the District of Maryland, Greenbelt Division, entitled Barbara A. Hird v. OncorMed, Inc., et. al., Civil Action No. AMD96-2016, a former employee of the Company alleged various claims arising out of her employment and the termination of her employment with the Company. During December 1996, the matter was resolved.

Item 4   Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's Common Stock is listed on the AMEX under the symbol "ONM." Prior to May 15, 1995, the Company's Common Stock was traded on the Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the AMEX or Nasdaq.

                                                                                                     High             Low
                                                                                                     ----             ---
                                                                                                          Stock Price
                                                                                                          -----------
         CALENDAR YEAR 1995:
              First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12 1/4          8
              Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12              6 7/8
              Third Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10 7/8          7 1/8
              Fourth Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10 1/8          5 1/2
         CALENDAR YEAR 1996:
              First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9 1/8          6 1/8
              Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8 1/2          5 7/8
              Third Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7              2 3/4
              Fourth Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5              3 1/4
         CALENDAR YEAR 1997:
              First Quarter (through February 28, 1997) . . . . . . . . . . . . . . . . . . .         7 15/16        4 3/4

         As of March 3, 1997, the approximate number of holders of the Common Stock was 930.

         Dividend Policy

         The Company has never declared or paid cash dividends on its capital stock. The Company currently anticipates that it will retain and reinvest all available funds for use in the operation of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6   Selected Financial Data

         Set forth below is selected financial data with respect to the Company for the years ended December 31, 1996, 1995 and 1994 and the period from inception (July 12, 1993) through December 31, 1993 and as of December 31, 1996, 1995, 1994 and 1993 which has been derived from the
         audited financial statements of the Company.   The financial
         statements of the Company as of December 31, 1996, and 1995 and for the years ended December 31, 1996, 1995, 1994 and the period from inception (July 12, 1993) through December 31, 1996, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere in this report. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the audited financial statements of the Company included elsewhere in this report.



                                                                                                 For the period
                                                                                                 from Inception
                                  For year ended      For year ended        For year ended       (July 12, 1993)
                                   December 31,        December 31,          December 31,            through
Statement of Operations Data:          1996                1995                  1994           December 31, 1993
                                  --------------      --------------        --------------      -----------------
  Net Revenues                     $  627,390             $  311,387          $   34,303          $      --
  Net Loss                          7,455,973              6,510,547           3,981,373             838,352
  Net Loss Per Common Share             (1.10)                 (1.32)              (0.90)              (0.20)
                                As of December 31,    As of December 31,   As of December 31,   As of December 31,
Balance Sheet Data:                   1996                   1995                 1994                1993
                                ------------------    ------------------   ------------------   ------------------
  Cash, Cash Equivalents and
     Short-term Investments        $7,498,680             $  718,844          $7,262,010          $3,848,621
  Total Assets                      9,113,975              2,451,874           8,372,183           4,046,366
  Total Debt                          715,751                715,751             715,751             664,069
  Total Stockholders' Equity        6,949,879                393,807           6,840,026           3,332,087

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Risk Factors."

         OVERVIEW

         The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of December 31, 1996, the Company's accumulated deficit was approximately $18.8 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. Revenues are principally derived from providing genetic testing and information services and, to a lesser extent, software licensing associated with its risk assessment service. Revenues from the Company's services, other than its risk assessment service, are recognized as they are provided. Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         RESULTS OF OPERATIONS

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Total revenues for the year ended December 31, 1996 were approximately $627,000, compared with approximately $311,000 for the year ended December 31, 1995. The increase was primarily attributable to a 2 fold increase in predisposition testing services, and a 1.7 fold increase in fees received for a Company-sponsored educational conference. There was also an increase in revenues associated with grants and risk assessment services. The Company received $6,000 in revenues for certain experiments performed for Oncor for the year ended December 31, 1996, compared with $42,000 for the same period in 1995. The Company's net accounts receivable at December 31, 1996 was approximately $129,000, compared to $86,000 at year ended December 31, 1995. At December 31, 1996, approximately $8,000 of accounts receivable was related to billings made prior to the actual provision of the related services and recognition of related revenue. As of December 31, 1996, all amounts billed pursuant to such arrangements have been included in deferred revenue. Revenues received from Oncor were not necessarily indicative of the revenues from Oncor which may be recognized in future periods. The Company is in the development stage and cannot anticipate when, or if, it will generate any significant revenues.

         Cost of sales-direct was approximately $283,000 for the year ended December 31, 1996, compared to approximately $168,000 for the year ended December 31, 1995. Cost of sales-direct includes costs for supplies, direct labor, shipping, royalties (other than those under the license with Oncor) for testing services, computer hardware costs associated with the Company's risk assessment service and costs associated with its educational conference. The increase in cost of sales-direct reflected the corresponding increase in the Company's revenues.

         Laboratory operations expenses were approximately $2,760,000 for the year ended December 31, 1996, compared with approximately $2,259,000 for the year ended December 31, 1995. The increase was primarily attributable to the hiring of additional personnel in the laboratory for operations and to the initiation of certain of the Company's genetic predisposition and prognostic testing services. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and the rental of laboratory equipment from Codon Pharmaceuticals, Inc., a 41% owned affiliate of Oncor. These related party expenses are expected to decrease as a percentage of total laboratory operations expenses in the future. As sales of the Company's services increase, a greater portion of the expenses associated with laboratory operations will be included in cost of sales-direct.

         Selling, general and administrative expenses were approximately $4,791,000 for the year ended December 31, 1996, compared with approximately $4,119,000 for the year ended December 31, 1995.
         General and administrative expenses were approximately $3,563,000 for the year ended December 31, 1996, compared with approximately $2,884,000 for the year ended December 31, 1995. The increase in general and administrative expenses was due to increased professional fees, specifically in legal fees associated with patent, trademark and personnel issues, increased depreciation and amortization costs, and the addition of personnel and related costs. Selling

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         expenses were approximately $1,228,000 for the year ended December 31, 1996, compared with approximately $1,235,000 for the year ended December 31, 1995. Selling expenses remained constant between the periods. For the year ended December 31, 1996, related party selling, general and administrative expenses decreased to approximately $4,000 as compared to approximately $247,000 for the corresponding period in 1995. As the Company completed its initial public offering in late 1994, various functions and services previously performed by Oncor were assumed by the Company during late 1994 and early 1995. It is anticipated that related party selling, general and administrative expenses will continue to be nominal in the future. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services.

         Research and development expenses were approximately $709,000 for the year ended December 31, 1996, compared with approximately $452,000 for the year ended December 31, 1995. The increase in research and development expenses was primarily attributable to the hiring of additional personnel to work on new research and development projects.

         Interest income was approximately $514,000 for the year ended December 31, 1996, compared with approximately $228,000 for the year ended December 31, 1995. The increase in interest income was due to the increased amounts available for investment from the Company's follow-on offering completed in the first quarter of 1996. Interest expense was approximately $54,000 for the year ended December 31, 1996, compared with $53,000 for the year ended December 31, 1995.

         For the reasons set forth above, net operating losses were approximately $7,456,000 for the year ended December 31, 1996, compared with approximately $6,511,000 for the year ended December 31, 1995.

         December 31, 1995 Compared to Year Ended December 31, 1994

         Total revenues for the year ended December 31, 1995 were approximately $311,000, compared with $34,000 for the year ended December 31, 1994. The increase was primarily attributable to an increase in revenues from its risk assessment service, the commercial launch of certain predisposition testing services, $42,000 in revenues for certain experiments performed for Oncor and fees received for a Company-sponsored educational conference. The Company's net accounts receivable balance at December 31, 1995 was approximately $86,000,
         compared to $2,000 at year ended December 31, 1994.   At December 31,
         1995, approximately $27,000 of accounts receivable was related to billings made prior to the actual provision of the related services. As of December 31, 1995, no revenues had been recognized on such billings. As of December 31, 1995, all amounts billed pursuant to such arrangements had been included in deferred revenue.

         Cost of sales-direct was approximately $168,000 for the year ended December 31, 1995, compared to $11,000 for the year ended December 31, 1994. Cost of sales-direct includes costs for supplies, direct labor, shipping, royalties (other than those under the Oncor License) for testing services, computer hardware costs associated with the Company's risk assessment service and costs associated with its educational conference. The increase in cost of sales-direct reflected the corresponding increase in the Company's revenues.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         Laboratory operations expenses were approximately $2,259,000 for the year ended December 31, 1995, compared with $1,126,000 for the year ended December 31, 1994. The increase was primarily attributable to the hiring of additional personnel to prepare the laboratory for operations and to the initiation of certain of the Company's genetic predisposition and prognostic testing services. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor.

         Selling, general and administrative expenses were approximately $4,119,000 for the year ended December 31, 1995, compared with $2,471,000 for the year ended December 31, 1994. General and administrative expenses were approximately $2,884,000 for the year ended December 31, 1995, compared with $1,965,000 for the year ended December 31, 1994. The increase in general and administrative expenses was due to the addition of personnel and related costs, and increased professional fees, depreciation expense and occupancy costs. Selling expenses were approximately $1,235,000 for the year ended December 31, 1995, compared with $506,000 for the year ended December 31, 1994. The increase in selling expenses was primarily attributable to the formation of the Company's sales and marketing organization, including hiring a direct sales force, producing marketing literature, attending industry trade shows and conducting market research. For the year ended December 31, 1995, related party selling, general and administrative expenses decreased to $247,000 as compared to $378,000 for the corresponding period in 1994. As the Company completed its initial public offering in 1994, various functions and services previously performed by Oncor were assumed by the Company.

         Research and development expenses were approximately $452,000 for the year ended December 31, 1995, compared with $524,000 for the year ended December 31, 1994. The decrease in research and development expenses was due to the Company's reduced obligations to fund various clinical correlation studies.

         Interest income was approximately $228,000 for the year ended December 31, 1995, compared with $145,000 for the year ended December 31, 1994. The increase in interest income was due to the increased amounts available for investment from the Company's initial public offering completed in the fourth quarter of 1994. Interest expense was approximately $53,000 for the year ended December 31, 1995, compared with $28,000 for the year ended December 31, 1994. Interest expense increased as a result of interest payments due on a convertible note (the "Convertible Note") issued to Oncor in June 1994.

         For the reasons set forth above, net operating losses were approximately $6,511,000 for the year ended December 31, 1995, compared with $3,981,000 for the year ended December 31, 1994.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash expenditures have exceeded revenues since the Company's inception. The Company's operations have been funded through a $1.0 million capital infusion by Oncor, a $3.0 million private placement of equity securities, approximately $716,000 in advances from Oncor, approximately $7.4 million of net proceeds from the Company's initial public offering, and approximately $13.9 million of net proceeds from the Company's follow-on offering completed in February 1996. Also, in February 1997, the Company completed a $3.0 million private placement of equity securities. See "Business - Licensing and Collaborative Relationships - Incyte Pharmaceuticals, Inc." As of

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         February 28, 1997, cash, cash equivalents and investments totaled approximately $8.6 million. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so.

         Cash used in operating activities was $7.0 million for the year ended December 31, 1996 compared with $5.6 million for the year ended
         December 31, 1995.   The increase was attributable to expanded
         laboratory operations to perform certain testing services, additional general and administrative costs including personnel, occupancy and professional expenses, and increased research and development activities.

         The Company and Oncor recently agreed to certain changes to the Restated Technology License Agreement, dated June 6, 1994. Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including:
         (i) testing, detection and/or analysis of cancer-predisposing genes:
         (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services directly to third parties other than services that are provided pursuant to the exclusive license.
         The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

         Under the terms of the agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of four percent (4%) to two percent (2%) of the Company's annual net sales. During the first year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the second year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement.

         In addition, subject to certain third-party contractual limitations, prior to the license or disposition (whether by assignment, transfer or license) to a third party by the Company or Oncor of their respective technologies, the non-offering party shall have a thirty
         (30) day right of first offer with respect to such technologies. If the non-offering party accepts the offer, the Company and Oncor shall negotiate in good faith the terms and conditions of any such license or acquisition agreement.

         Oncor has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies and any improvements to such technologies assigned to Oncor by the Company. The Company has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         In June 1994, the Company and Oncor converted certain amounts payable to Oncor under the Oncor Agreement and a management services agreement and certain amounts repayable to Oncor which Oncor advanced to the Company aggregating $715,751 into the Convertible Note. The Convertible Note has a principal amount of $715,751, bears interest at an annual rate of 7% and is convertible into Common Stock at the option of the holder at a conversion price of $20 per share. Under the terms of the Convertible Note, the Company is obligated to pay interest on a quarterly basis and to pay the entire principal amount at maturity in June 1999. The quarterly interest payments are approximately $12,700. During the fourth quarter of 1994, Oncor assigned the Convertible Note to its wholly-owned subsidiary, Oncor Finance, Inc.

         Under its license agreement with HCI and Creighton University, the Company is obligated to pay an annual sponsorship fee of $250,000, in quarterly installments, which is reduced by a percentage of the amounts paid under a related services agreement.

         Cash used in investing activities was $476,000 for the year ended December 31, 1996 compared to $676,000 for the year ended December 31,
         1995.   The decrease was due to a reduction in the amount of
         laboratory and computer equipment purchased during 1996 compared to 1995.

         Cash provided by financing activities was $14.3 million for the year ended December 31, 1996 compared with cash used in financing activities of $297,000 for the year ended December 31, 1995. The change was attributable to the follow-on offering completed in February 1996.

         Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the license with Oncor, will be approximately $700,000 during 1997.

         Pursuant to the Incyte Agreement, the Company and Incyte have formed a broad-based collaboration in clinical genomics designed to create an integrated genomics and sequence-based mutation analysis capability for the two companies.

         The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase certain Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license, the Company has issued to Incyte (i) Four Hundred One Thousand Thirty Three (401,033) shares of the Company's Common Stock (the "Definite Technology Shares"), and (ii) a warrant to purchase up to an aggregate of ten percent (10%) of the Company's Common Stock issued and outstanding on the date of such warrant's exercise (the "Warrant Shares"). The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of one hundred-ten percent (110%) of the fair market value per share of Common Stock on the trading day prior to the date of exercise or (i) Eight Dollars ($8.00) per share (if the warrant is exercised on or prior to February 25, 1998), (ii) Nine Dollars ($9.00) per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25,
         1999), or (iii) Thirteen Dollars and Fifty Cents ($13.50) per share (if the warrant is exercised after February

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         25, 1999, but on or prior to February 25, 2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than Eight Dollars ($8.00), Nine Dollars ($9.00) or Thirteen Dollars and Fifty Cents ($13.50) per share, respectively.

         Furthermore, pursuant to a Securities Purchase Agreement between the Company and Incyte, Incyte purchased Three Hundred Seventy Two Thousand Five Hundred Fifty Five (372,555) shares of Common Stock from the Company for Three Million Dollars ($3,000,000) (the "Cash Purchase Shares") or the equivalent of Eight Dollars and Five Cents ($8.05) per share. In addition, under the terms of the Securities Purchase Agreement the Company has agreed to issue to Incyte, under certain circumstances, up to an aggregate of One Hundred Thirty Thousand Seven Hundred Twenty Six (130,726) shares of the Company's Common Stock (the "Additional Shares"). Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights with respect to the Definite Technology Shares, Warrant Shares, the Cash Purchase Shares and the Additional Shares.

         The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. At February 28, 1997, the Company had cash, cash equivalents and investments of approximately $8.6 million. The Company plans to fund its operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements, however, may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and technological advances and other factors. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The terms and prices of any such financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

         Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that Statement 128 will have an impact upon historical net loss per share as reported.

Item 8   Financial Statements and Supplementary Data

         The information required by the item is incorporated herein by reference to the financial statements listed in Item 14 below.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10    Directors and Executive Officers of the Registrant

           The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").

Item 11    Executive Compensation

           The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.

Item 12    Security Ownership of Certain Beneficial Owners and Management

           The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.

Item 13    Certain Relationship and Related Transactions

           The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                    PART IV


Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                                     Page Number
                                                                                     -----------
    (a)      Index to Financial Statements

             Index                                                                      F-1

             Report of Independent Public Accountants                                   F-2

             Balance Sheets as of December 31, 1996 and 1995                            F-3

             Statements of Operations for the years ended December 31, 1996,            F-4
             1995 and 1994; and for the period from Inception (July 12, 1993)
             through December 31, 1996

             Statements of Stockholders' Equity for the period from Inception           F-5
             (July 12, 1993) through December 31, 1993 and for the years ended December 31, 1994, 1995 and 1996

             Statements of Cash Flows for the years ended December 31, 1996,            F-6
             1995 and 1994; and for the period from Inception (July 12, 1993)
             through December 31, 1996

             Notes to Financial Statements                                              F-7

    (b)      Financial Statement Schedules

             Report of Independent Public Accountants                                   S-1

             Schedule II - Valuation and Qualifying Accounts                            S-2

    (c)      Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the period from October 1, 1996 through December 31, 1996. In a report filed on Form 8-K dated March 6, 1997, the Company announced a collaboration with Incyte Pharmaceuticals, Inc.

    (d)      Exhibits

             3.1      Certificate of Incorporation of the Company.

             3.2*     Bylaws of the Company, as amended.

             4.1**    Specimen certificate for shares of the Company's Common
                      Stock.

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K:
             (Continued)

             4.2 See Exhibit 3.1(a) and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company.

             4.3**    Form of Underwriter's Warrant Certificate.

             10.1**   Sublease, dated June 1994, between the Company and Oncor.

             10.2** Lease, dated December 1, 1993, between Scoular Properties, Inc., and the Company, as amended.

             10.3** Asset Purchase Agreement and Plan of Reorganization, dated September 1, 1993, among the Company, Genetic Systems Management, Inc., Henry T. Lynch, Ralph Rosenberg, Steven Evans, and Jerome Block.

             10.4** Form of Subscription Agreement, with a schedule of substantially identical documents.

             10.5** Form of Registration Rights Agreement, with a schedule of substantially identical documents.

             10.6** License Agreement, dated September 1, 1993, among Creighton University, The Hereditary Cancer Institute and the Company.

             10.7** Services Agreement, dated September 1, 1993, between the Company and The Hereditary Cancer Institute.

             10.8** Stock Purchase Agreement, dated September 15, 1993, between the Company and Morgan Guarantee Trust Company of New York and Socrates G. Pappajohn, as Trustees.

             10.9** Technology License Agreement, dated as of July 12, 1993, between Oncor and the Company.

             10.10** Restated Technology License Agreement, dated as of June 6, 1994, between Oncor and the Company.

             10.11** Consulting Agreement, dated March 1, 1994, with David Sidransky.

             10.12*   Restated 1993 Stock Option Plan.

             10.13**  Note, dated June 6, 1994, issued by the Company to Oncor.

             10.14** Clinical Study Agreement, dated May 31, 1994, between the Company and The University of Texas, MD Anderson Cancer Center.

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K:
             (Continued)

             10.15** Research and License Agreement, dated February 1, 1994, between Oncor and The General Hospital Corporation.

             10.16** License Agreement, dated March 9, 1994, between The Johns Hopkins University and the Company.

             10.17** License Agreement, dated October 27, 1993, between Oncor and The Johns Hopkins University.

             10.18** License Agreement, dated November 1, 1993, among Oncor, Institut Suisse De Recherches Experimentales Sur Le Cancer and The General Hospital Corporation.

             10.19** Collaborative Research Agreement, dated October 20, 1992, between Oncor and The Johns Hopkins University.

             10.20** Agreement between Roche Molecular Systems, Inc. and the Company.

             10.21** Licensing Agreement and related correspondence between Genetic Systems Management and Hoag Cancer Center.

             10.22** Licensing Agreement and related correspondence between Genetic Systems Management and Harris Methodist Northwest.

             10.23** Clinical Study Agreement, dated August 1, 1994, between the Company and Sloan-Kettering Institute of Cancer Research.

             10.24** License Agreement, dated June 1, 1994, among the Company, the Dana-Farber Cancer Institute, Inc., The State of Oregon, the University of Vermont and Yale University.

             10.25* Stock Option Agreement, dated February 6, 1995, between the Company and Leslie Alexandre.

             10.26* Services Agreement, dated February 16, 1995, between the Company and Preferred Oncology Networks of America, Inc.

             10.27* Lease, dated December 2, 1994, between Saul Holdings Limited Partnership and Oncor.

             10.28* Assignment of Lease, dated March 15, 1995, between Oncor, the Company and Saul Holdings Limited Partnership.

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K:
             (Continued)

             10.29*** Sponsored Research and License Agreement among the Company, the Hereditary Cancer Institute and Creighton University.

             10.30*** Services Agreement among the Company, the Hereditary Cancer Institute and Creighton University.

             10.31***   Services Agreement between the Company and Oncor.

             10.32****  Correspondence, dated September 26, 1995, from the
                        Company to Memorial Sloan-Kettering Cancer Center.

             10.33****  Correspondence, dated September 7, 1995, from the
                        Registrant to UT MD Anderson Cancer Center.

             11.1       Statement re: Computation of Per Share Earnings.

             23         Consent of Arthur Andersen LLP.




-------------------------

   *Incorporated by reference to the Exhibits filed with the Company's Form 10-K for the year ended December 31, 1994.

  **Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No.33-80758.

 ***Incorporated by reference to the Exhibits filed with the Company's Form 10-Q for the period ended June 30, 1995.

****Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No.33-98826.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ONCORMED, INC.


                                    By:     /s / DR. TIMOTHY J.  TRICHE
                                    --------------------------------------
                                    Dr. Timothy J. Triche,
                                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:  March 27, 1997            /s/ DR. TIMOTHY J.  TRICHE
                          -----------------------------------------------------------
                          Dr. Timothy J. Triche, Chairman and Chief Executive Officer
                          (Principal Executive Officer)


Date:  March 27, 1997            /s/ DR. DOUGLAS DOLGINOW
                          -----------------------------------------------------------
                          Dr. Douglas Dolginow, President and Chief Operating Officer


Date:  March 27, 1997            /s/ L. ROBERT JOHNSTON, JR.
                          -----------------------------------------------------------
                          L. Robert Johnston, Jr., Vice President and Chief Financial
                           Officer (Principal Financial and Accounting Officer)


Date:  March 27, 1997            /s/ JOHN PAPPAJOHN
                          -----------------------------------------------------------
                          John Pappajohn, Director


Date:  March 27, 1997            /s/ JOHN W.  COLLOTON
                          -----------------------------------------------------------
                          John W.  Colloton, Director


Date:  March 27, 1997            /s/ STEPHEN TURNER
                          -----------------------------------------------------------
                          Stephen Turner, Director


Date:  March 27, 1997            /s/ DR. WAYNE PATTERSON
                          -----------------------------------------------------------
                          Dr. Wayne Patterson, Director

                                     INDEX


                                                                                                               Page Number
                                                                                                               -----------
Report of Independent Public Accountants                                                                             F-2



Balance Sheets as of December 31, 1996 and 1995                                                                      F-3



Statements of Operations for the years ended December 31, 1996, 1995 and 1994;                                       F-4
and for the period from Inception (July 12, 1993) through December 31, 1996


Statements of Stockholders' Equity for the period from Inception (July 12, 1993)                                     F-5
through December 31, 1993, and for the years ended December 31, 1994, 1995 and 1996


Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994;                                       F-6
and for the period from Inception (July 12, 1993) through December 31, 1996


Notes to Financial Statements                                                                                        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To OncorMed, Inc.:

We have audited the accompanying balance sheets of OncorMed, Inc. (a Delaware corporation in the development stage) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period from inception (July 12, 1993) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncorMed, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period from inception to December 31, 1996, in conformity with generally accepted accounting principles.





                                               ARTHUR ANDERSEN LLP


Washington, D.C.
February 26, 1997

                                 ONCORMED, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           As of                 As of
                                                                       December 31,           December 31,
                                                                           1996                  1995
                                                                       -------------          ------------
ASSETS
Current assets:
     Cash and cash equivalents                                         $   6,031,809          $    718,844
     Short term investments                                                1,466,871                   ---
     Accounts receivable, net of allowance for doubtful accounts of $32,000 and $7,000 at 12/31/96 and 12/31/95,
       respectively                                                          129,366                86,154
     Other current assets                                                    306,078               126,124
                                                                       -------------          ------------

         Total current assets                                              7,934,124               931,122
                                                                       -------------          ------------

Non-current assets:
     Property and equipment, net                                           1,179,851             1,220,937
     Deferred offering costs                                                    ---                299,815
                                                                       -------------          ------------
         Total non-current assets                                          1,179,851             1,520,752
                                                                       -------------          ------------
       TOTAL ASSETS                                                    $   9,113,975          $  2,451,874
                                                                       =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $     680,575          $    123,443
     Accrued expenses and other liabilities                                  593,037               889,052
     Payable to Oncor, Inc.                                                  124,730               137,909
     Deferred revenue                                                         46,420               181,402
                                                                       -------------          ------------
         Total current liabilities                                         1,444,762             1,331,806
                                                                       -------------          ------------
Non-current liabilities:
     Note payable to Oncor Finance, Inc.                                     715,751               715,751
     Deferred revenue                                                          3,583                10,510
                                                                       -------------          ------------
         Total non-current liabilities                                       719,334               726,261
                                                                       -------------          ------------
       TOTAL LIABILITIES                                                   2,164,096             2,058,067
                                                                       -------------          ------------
Commitments And Contingencies (Notes 1 and 6)

Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, none outstanding                                                 ---                   ---
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 6,991,108, and 4,950,050 shares issued
   and outstanding as of 12/31/96 and 12/31/95, respectively                  69,911                49,501
  Additional paid-in capital                                              25,741,842            11,782,817
  Deferred compensation                                                      (75,629)             (108,239)
  Deficit accumulated during the development stage                       (18,786,245)          (11,330,272)
                                                                       -------------          ------------

     TOTAL STOCKHOLDERS' EQUITY                                            6,949,879               393,807
                                                                       -------------          ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   9,113,975          $  2,451,874
                                                                       =============          ============

      The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           Period from
                                                                                            Inception
                                                                                         (July 12, 1993)
                                                   For the Year Ended December 31,           Through
                                             ------------------------------------------    December 31,
                                                 1996           1995           1994           1996
                                             -----------    -----------    ------------   ------------
REVENUES                                     $   627,390    $   311,387    $     34,303   $    973,080

OPERATING EXPENSES:
  Cost of sales - direct                         283,082        167,568          11,154        461,804
  Laboratory operations                        2,759,656      2,259,136       1,126,240      6,362,032
  Selling, general and administrative          4,791,029      4,119,221       2,471,220     11,729,972
  Research and development                       709,340        451,596         523,860      1,960,008
                                             -----------    -----------    ------------   ------------

    Total expenses                             8,543,107      6,997,521       4,132,474     20,513,816
                                             -----------    -----------    ------------   ------------

OPERATING LOSS                                (7,915,717)    (6,686,134)     (4,098,171)   (19,540,736)
Interest income                                  514,205        228,470         145,177        890,214
Interest expense                                 (54,461)       (52,883)        (28,379)      (135,723)
                                             -----------    -----------    ------------   ------------

NET LOSS                                     $(7,455,973)   $(6,510,547)   $ (3,981,373)  $(18,786,245)
                                             ===========    ===========    ============   ============




NET LOSS PER SHARE                           $     (1.10)   $     (1.32)   $      (0.90)  $      (3.59)
                                             ===========    ===========    ============   ============


SHARES USED IN COMPUTING
NET LOSS PER SHARE                             6,805,083      4,947,991       4,404,622      5,232,052
                                             ===========    ===========    ============   ============

        The accompanying notes are an integral part of these statements.

                                ONCORMED, INC.
                        (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Series A
                                                           Convertible
                                                         Preferred Stock                Common Stock                 Stock
                                                       ---------------------      ------------------------        Subscription
                                                       Shares         Amount      Shares            Amount         Receivable
                                                       ------         ------      ------            ------        ------------
INCEPTION, July 12, 1993                                -----         $-----          -----          $-----           $-----
  Sale of Common Stock at $0.50
    per share, July & September,
    1993                                                -----          -----      2,250,000          22,500         (125,000)
  Issuance of Common Stock in
    exchange for software and technology,
    recorded at fair value of $0.50 per share,
    September 1993                                      -----          -----        110,000           1,100            -----
  Exercise of stock options for
    cash at $0.50 per share,
    November 1993                                       -----          -----         50,000             500            -----
  Cash received in payment of
    stock subscriptions,
    November and December 1993                          -----          -----          -----           -----          100,000
  Sale of Series A Convertible
    Preferred Stock to investors
    for cash at $3.00 per share,
    December 1993 (net of stock
    issuance costs of $9,561)                       1,000,000      2,990,439          -----           -----             ----
  Net loss                                              -----          -----          -----           -----            -----
                                                   ----------     ----------      ---------         -------         --------

BALANCE, December 31, 1993                          1,000,000     $2,990,439      2,410,000         $24,100         $(25,000)
  Cash received in payment of stock
    subscription, February 1994                         -----          -----          -----           -----           25,000
  Sale of Common Stock from initial
    public offering on October 5, 1994,
    at $6.00 per share, net of expenses                 -----          -----      1,335,000          13,350           ------
  Issuance of Common Stock
    Warrants in connection with initial
    public offering on October 5, 1994
    exercisable at $6.00 per share                      -----          -----          -----           -----            -----
  Conversion of Series A Convertible
    Preferred Stock to Common Stock
    due to initial public offering                 (1,000,000)    (2,990,439)     1,000,000          10,000            -----
  Sale of Common Stock from initial
    public offering -- Over-allotment,
    on November 4, 1994 at $6.00
    per share, net of expenses                          -----          -----        200,250           2,003            -----
  Compensation element of stock
    option grants                                       -----          -----          -----           -----            -----
  Amortization of deferred
    compensation                                        -----          -----          -----           -----            -----
  Net loss                                              -----          -----          -----           -----            -----
                                                   ----------     ----------      ---------         -------         --------

BALANCE, December 31, 1994                              -----     $    -----      4,945,250         $49,453         $  -----
   Exercise of stock options for cash
     at $0.50 per share                                 -----          -----          4,800              48            -----
   Amortization of deferred compensation                -----          -----          -----           -----            -----
   Net Loss                                             -----          -----          -----           -----            -----
                                                   ----------     ----------      ---------         -------         --------

BALANCE, December 31, 1995                              -----     $    -----      4,950,050         $49,501         $  -----
     Sale of Common Stock from public
        offering on February 2, 1996, net
        of expenses                                     -----          -----      2,000,000          20,000            -----
     Exercise of stock options for cash
        at a range of $0.50-$6.00 per share             -----          -----         41,058             410            -----
     Compensation element of non-employee
        stock option grants                             -----          -----          -----           -----            -----
     Amortization of non-employee stock
        option grants                                   -----          -----          -----           -----            -----
     Amortization of deferred compensation              -----          -----          -----           -----            -----
     Net Loss                                           -----          -----          -----           -----            -----
                                                   ----------     ----------      ---------         -------         --------

BALANCE, December 31, 1996                              -----     $    -----      6,991,108         $69,911         $  -----
                                                   ==========     ==========      =========         =======         ========

                                                                                                 Deficit
                                                                                                Accumulated
                                                       Common      Additional                   During the
                                                       Stock        Paid-in      Deferred      Development
                                                      Warrants      Capital    Compensation       Stage           Total
                                                      --------     ----------  ------------    -----------        -----
INCEPTION, July 12, 1993                                -----        $-----       $-----         $-----           $-----
  Sale of Common Stock at $0.50
    per share, July & September,
    1993                                                -----     1,102,500        -----          -----        1,000,000
  Issuance of Common Stock in
    exchange for software and technology,
    recorded at fair value of $0.50 per share,
    September 1993                                      -----        53,900        -----          -----           55,000
  Exercise of stock options for
    cash at $0.50 per share,
    November 1993                                       -----        24,500        -----          -----           25,000
  Cash received in payment of
    stock subscriptions,
    November and December 1993                          -----         -----        -----          -----          100,000
  Sale of Series A Convertible
    Preferred Stock to investors
    for cash at $3.00 per share,
    December 1993 (net of stock
    issuance costs of $9,561)                           -----         -----        -----          -----        2,990,439
  Net loss                                              -----         -----        -----       (838,352)        (838,352)
                                                    ---------    ----------    ---------      ---------       ----------

BALANCE, December 31, 1993                              -----    $1,180,900    $   -----      $(838,352)      $3,332,087
  Cash received in payment of stock
    subscription, February 1994                         -----         -----        -----          -----           25,000
  Sale of Common Stock from initial
    public offering on October 5, 1994,
    at $6.00 per share, net of expenses                 -----     6,317,903        -----          -----        6,331,253
  Issuance of Common Stock
    Warrants in connection with initial
    public offering on October 5, 1994
    exercisable at $6.00 per share                    133,500           100        -----          -----              100
  Conversion of Series A Convertible
    Preferred Stock to Common Stock
    due to initial public offering                     -----      2,980,439        -----          -----            -----
  Sale of Common Stock from initial
    public offering -- Over-allotment,
    on November 4, 1994 at $6.00
    per share, net of expenses                         -----      1,049,309        -----          -----        1,051,312
  Compensation element of stock
    option grants                                      -----        256,500     (256,500)         -----            -----
  Amortization of deferred
    compensation                                       -----         (4,686)      86,333          -----           81,647
  Net loss                                             -----          -----        -----     (3,981,373)      (3,981,373)
                                                    --------    -----------   ----------   ------------     ------------

BALANCE, December 31, 1994                           133,500    $11,780,465    $(170,167)   $(4,819,725)      $6,840,026
   Exercise of stock options for cash
     at $0.50 per share                                -----          2,352        -----          -----            2,400
   Amortization of deferred compensation               -----          -----       61,928          -----           61,928
   Net Loss                                            -----          -----        -----     (6,510,547)      (6,510,547)
                                                    --------    -----------   ----------   ------------     -------------

BALANCE, December 31, 1995                           133,500    $11,782,817    $(108,239)  $(11,330,272)        $393,807
     Sale of Common Stock from public
        offering on February 2, 1996, net
        of expenses                                    -----     13,892,825        -----          -----       13,912,825
     Exercise of stock options for cash
        at a range of $0.50-$6.00 per share            -----         38,369        -----          -----           38,779
     Compensation element of non-employee
        stock option grants                            -----         27,831      (27,831)         -----            -----
     Amortization of non-employee stock
        option grants                                  -----          -----        6,404          -----            6,404
     Amortization of deferred compensation             -----          -----       54,037          -----           54,037
     Net Loss                                          -----          -----        -----     (7,455,973)      (7,455,973)
                                                    --------    -----------   ----------   ------------     ------------

BALANCE, December 31, 1996                           133,500    $25,741,842     $(75,629)  $(18,786,245)    $  6,949,879
                                                    ========    ===========   ==========   ============     ============




       The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               Period from
                                                                                                                Inception
                                                                       For the Year Ended December 31,       (July 12, 1993)
                                                                -------------------------------------------      Through
                                                                    1996            1995            1994     December 31, 1996
                                                                -----------     ------------    -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(7,455,973)    $(6,510,547)    $(3,981,373)   $(18,786,245)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
    Depreciation and amortization                                   517,435         365,080         151,701       1,043,447
    Amortization of deferred compensation
       and non-employee stock option grants                          60,441          61,928          81,647         204,016
    Changes in operating assets and liabilities:
       Accounts receivable                                          (43,212)        (83,979)         (2,175)       (129,366)
       Other assets                                                (179,954)         71,853        (196,955)       (306,078)
       Accounts payable                                             557,132          52,336          60,751         680,575
       Accrued expenses and other liabilities                      (296,015)        322,449         526,749         593,037
       Deferred revenue                                            (141,909)        158,193          33,719          50,003
       Payable to Oncor, Inc.                                       (13,179)         (7,068)        144,977         124,730
                                                                -----------     ------------    -----------    ------------
       Net cash used in operating activities                     (6,995,234)     (5,569,755)     (3,180,959)    (16,525,881)
                                                                -----------     ------------    -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (476,350)       (675,996)       (864,999)     (2,168,299)
                                                                -----------     ------------    -----------    -------------
       Net cash used in investing activities                       (476,350)       (675,996)       (864,999)     (2,168,299)
                                                                -----------     ------------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                         13,912,825             --        7,407,665      22,420,490
  Net proceeds from sale of preferred stock                             --              --              --        2,990,439
  Net proceeds from exercise of stock options                        38,780           2,400             --           66,180
  Net proceeds from Note payable to Oncor Finance, Inc.                 --              --           51,682         715,751
  Deferred offering costs                                           299,815        (299,815)            --               --
                                                                -----------     ------------    -----------    ------------
       Net cash provided by (used in) financing activities       14,251,420        (297,415)      7,459,347      26,192,860
                                                                -----------     ------------    -----------    ------------

NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                                           6,779,836      (6,543,166)      3,413,389       7,498,680
CASH AND CASH EQUIVALENTS, beginning of period                      718,844       7,262,010       3,848,621             --
                                                                -----------     ------------     ----------    ------------

CASH AND CASH EQUIVALENTS, end of period                        $ 7,498,680     $   718,844     $ 7,262,010    $  7,498,680
                                                                ===========     ============    ===========    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
         INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock in exchange for software
               and technology                                   $       --      $       --      $     --       $     55,000
                                                                ===========     ============    ===========    ============
  Issuance of common stock in exchange for stock
               subscription receivable                          $       --      $       --      $     --       $     25,000
                                                                ===========     ============    ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest                      $    54,461     $    52,883     $    28,379    $    135,723
                                                                ===========     ============    ===========    ============


        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                    As of December 31, 1996, 1995 and 1994,
  and for the period from Inception (July 12, 1993) through December 31, 1996

1.  BUSINESS DESCRIPTION:

    OncorMed, Inc. (the "Company"), was incorporated on July 12, 1993, in the State of Delaware as a subsidiary of Oncor, Inc. ("Oncor"). As of December 31, 1996, Oncor's ownership of the Company's outstanding common stock was approximately 29 percent. Giving effect to the equity transaction with Incyte Pharmaceuticals, Inc. in February 1997, Oncor's ownership of the Company's outstanding common stock was reduced to approximately 25.6%. The Company was formed to develop and provide gene-based cancer diagnostic testing and information services for physicians, hospitals, clinical laboratories and pharmaceutical companies. The Company is in the development stage and has a limited operating history, has incurred operating losses since its inception and expects losses to continue and increase. Since its inception, the Company has been engaged in research and development programs and organizational efforts, including the development of its initial services, recruiting its scientific and management personnel, establishing marketing capabilities, engaging its Scientific Advisory Board and raising capital. The Company's services are currently offered principally in the United States. There can be no assurance that the Company will be successful in the development or commercialization of its services or that any required additional financing will be available when needed or on terms acceptable to the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Use of Estimates

    The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Actual results may vary from these estimates.

    Cash Equivalents and Short Term Investments

    All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short term investments. The Company invests its excess funds in commercial paper with high quality banks, money market instruments in U.S. treasury and investment grade securities, and overnight reverse repurchase agreements collateralized by U.S. treasury and investment grade securities. Short term investments are stated at cost, which approximates market.

    Impairment of Long-Lived Assets

    The Company complies with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company reviews its long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value.

    Other Current Assets

    Included in other current assets as of December 31, 1996 is approximately $188,000 for prepaid insurance.

    Property and Equipment

    Property and equipment are recorded at cost. Depreciation and amortization expense is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease terms or useful lives.

    Property and equipment consist of the following:

                                                                              As of December 31,
                                                                              ------------------
                                                                       1996                      1995
                                                                    ----------                ----------
         Laboratory equipment                                       $  756,495                $  627,838
         Computer equipment                                            409,560                   319,938
         Computer software                                             335,160                   165,340
         Furniture/office equipment                                    428,716                   366,033
         Leasehold improvements                                        293,368                   267,800
                                                                    ----------                ----------
                                                                     2,223,299                 1,746,949
         Less-accumulated depreciation and amortization             (1,043,448)                 (526,012)
                                                                    ----------                ----------
           Property and equipment, net                              $1,179,851                $1,220,937
                                                                    ==========                ==========

    Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                                                                              As of December 31,
                                                                              ------------------
                                                                       1996                       1995
                                                                     ---------                  --------
         Payroll and related expenses                                $ 318,408                  $342,154
         Insurance                                                     130,406                      ----
         Professional/legal fees                                        58,868                   223,624
         Marketing/operations costs                                     48,385                    46,190
         Deferred offering costs                                          ----                   250,000
         Other                                                          36,969                    27,084
                                                                     ---------                  --------
                 Total accrued expenses and other liabilities        $ 593,036                  $889,052
                                                                     =========                  ========

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

    Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No.109"). The Company has incurred losses for both financial and income tax reporting purposes since inception. Accordingly, no provision or benefit for income taxes has been recorded in the accompanying financial statements.

    The components of the Company's deferred tax assets are as follows:

                                                                      As of December 31,
                                                                      ------------------
                                                                   1996                      1995
                                                                 -------------            --------------
         Net operating loss and credit carryforwards             $ 7,330,000              $ 4,250,000
         Total other                                                 181,000                  250,000
                                                                 -----------              -----------
           Total deferred tax assets                               7,511,000                4,500,000
              Less - total deferred tax liabilities                 (112,000)                 (42,000)
                                                                 -----------              -----------
           Net deferred tax asset                                  7,339,000                4,458,000
              Less - valuation reserve                            (7,339,000)              (4,458,000)
                                                                 -----------              -----------
           Deferred tax asset, net of valuation reserve          $   -----                $   -----
                                                                 ===========              ===========

    SFAS No. 109 requires that the benefit of deferred tax assets be recorded to the extent that management assesses the realization of such deferred tax assets to be "more likely than not." As of December 31, 1996 and 1995, a valuation reserve was recorded against the Company's entire deferred tax asset due to the uncertainty of realization.

    At December 31, 1996, the Company had net operating loss ("NOL") carry-forwards of approximately $18.8 million available to offset future taxable income. The Company also has research and development tax credits of approximately $75,000 available to reduce future Federal income tax. A portion of the NOL carry-forwards and research and development tax credit carry-forwards are subject to a limitation due to the change in ownership which occurred on the date of the Company's initial public offering. Due to the ownership change which occurred, the amount of the net operating loss carry-forward and research and development tax credit carry-forward which can be utilized on an annual basis will be subject to limitations; however, the Company believes the entire net operating loss carry-forward will be available to be utilized during the carry-forward period. The tax NOL and research and development tax credits may be used through 2011, but begin to expire in 2008. Despite the NOL and research and development credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. The utilization of these tax NOL and research and development credit carry-forwards is subject to statutory limitation regarding subsequent changes in ownership.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

    Revenue Recognition

    Revenues are derived from providing genetic testing and information services and, in certain circumstances, software licensing associated with its risk assessment service. Revenues are also derived from Company-sponsored educational conferences. Revenues from the Company's services are recognized as those services are provided. Revenues from its risk assessment service are recognized over the license period.

    Research and Development Costs

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

    Reclassification

    Certain 1994 and 1995 balances have been reclassified to conform with 1996 financial statement presentation.

3.  RELATED-PARTY TRANSACTIONS:

    License Agreement

    Previously, under the license agreement with Oncor (the "Oncor Agreement"), the Company was obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the Oncor Agreement, equal to the greater of (i) six percent of the Company's net sales revenues resulting from services based on Oncor's technologies, subject to certain adjustments, or (ii) $100,000. Fees payable to Oncor under the Oncor Agreement of approximately $200,000, $200,000, $200,000 and $692,000 are included in laboratory operations expense for the years ended December 31, 1996, 1995 and 1994, and the period from inception (July 12, 1993) to December 31, 1996, respectively. The Company and Oncor recently agreed to certain changes to the Oncor Agreement, dated June 6, 1994. Pursuant to the agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


3.  RELATED-PARTY TRANSACTIONS: (Continued)

    and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than those to whom services are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

    Under the terms of the agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of four percent (4%) to two percent (2%) of the Company's annual net sales. During the first year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the second year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement.

    In addition, subject to certain third-party contractual limitations, prior to the license or disposition (whether by assignment, transfer or license) to a third party by the Company or Oncor of their respective technologies, the non-offering party shall have a thirty (30) day right of first offer with respect to such technologies. If the non-offering party accepts the offer, the Company and Oncor shall negotiate in good faith the terms and conditions of any such license or acquisition agreement.

    Oncor has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies and any improvements to such technologies assigned to Oncor by the Company. The Company has the primary right and obligation to obtain, maintain and enforce proprietary rights in relation to all its own technologies.

    Services Agreements with Oncor, Inc. and Affiliate

    In July, 1993, the Company and Oncor entered into a management services agreement whereby Oncor furnished the Company administrative and bookkeeping services and office space ("Management Services Agreement"). The Management Services Agreement was terminated on June 1, 1994.

    During the second quarter of 1995, the Company finalized a services agreement with Oncor and Codon Pharmaceuticals, Inc. ("Codon", a 41.6 percent owned affiliate of Oncor), whereby the Company agreed to pay for laboratory supplies and equipment provided by Oncor and Codon ("Services Agreement"). The Services Agreement also provides that the Company will perform certain experiments for Oncor and Codon at specified rates.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


3.  RELATED-PARTY TRANSACTIONS: (Continued)

    Related party revenues and expenses are as follows:

                                                                                                 Period from
                                                                                                  Inception
                                                                                               (July 12, 1993)
                                                     For the Year Ended December 31,               Through
                                               ------------------------------------------        December 31,
                                                 1996              1995            1994             1996
                                               --------          --------        --------      ---------------
       Sales to related party                  $  5,700          $ 42,180        $    ---         $ 47,880
       Operating Expenses to related party:
         Laboratory operations                  272,610           200,000         200,000          764,610
         Selling, general and administrative      4,394           247,000         378,000          977,896
         Research and development                71,784               ---             ---          170,282

    All of the related party revenues for the year ended December 31, 1996 were for testing services performed for Oncor. Of the related party expenses for the year ended December 31, 1996, $72,000 in laboratory operations was for equipment rental from Codon. All other related party expenses were for services received from Oncor. As of December 31, 1996, the total amount owed to Oncor and Codon by the Company under the above agreements and for other services excluding the Oncor License was approximately $19,000 and $6,000, respectively.

    Promissory Note with Oncor, Inc. and Affiliate

    In June 1994, the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Convertible Note"), which principal is due in June 1999. The Convertible Note bears interest at seven percent and is convertible into common stock at the holder's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Convertible Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Convertible Note was $50,938 for the year ended December 31, 1996. The fair value of the Convertible Note is not materially different from the carrying value.

4.  DEFERRED REVENUES:

    Deferred revenues totaling approximately $50,000 and $181,000 as of December 31, 1996 and 1995, respectively consisted of prepaid fees related to various risk assessment service agreements as well as laboratory testing.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


5.  STOCKHOLDERS' EQUITY:

    Preferred Stock

    The Company is authorized to issue up to 2,000,000 shares of preferred stock. In December 1993, the Company completed a private placement of 1,000,000 shares of Series A Convertible Preferred Stock for $3,000,000. Concurrent with the initial public offering, each share of Series A Convertible Preferred Stock was converted into common stock on a one for one basis.

    Common Stock

    On October 25, 1995, the Board approved and on November 27, 1995, the stockholders approved an increase in authorized common stock from 10,000,000 shares to 40,000,000 shares.

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

    On February 25, 1997, the Company completed the sale of 372,555 shares of common stock resulting in gross proceeds to the Company of approximately $3.0 million. Also, in consideration for licensed technology, the Company issued 401,033 shares of common stock and a warrant for an additional 10% of common stock. See Footnote 9-Subsequent Event.

    Warrants

    Concurrent with the initial public offering, the Company issued warrants to the underwriter to purchase an aggregate of 133,500 shares of common stock at $6.90 per share. The warrants are exercisable from September 27, 1996 to September 26, 1999. See Footnote 9-Subsequent Event for additional warrants.

    Stock Purchase Plan

    On April 19, 1996, the Board approved and on June 12, 1996, the stockholders approved the adoption of the Company's Employee Stock Purchase Plan to provide all eligible employees, who have completed ninety days of service, an opportunity to purchase shares of its common stock through payroll deductions. Each purchase period has a duration of six (6) months. Purchase periods run from the first business day in August to the last business day in January and from the first business day in February to the last business day in July. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. The aggregate number of shares purchased by an employee may not exceed 750 shares per purchase period (subject to periodic

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


5.  STOCKHOLDERS' EQUITY: (Continued)

    adjustments and limitations imposed by the Internal Revenue Code). A total of 200,000 shares are available for purchase under the plan. There were no shares issued under the plan during fiscal 1996. On January 31, 1997, approximately 8,000 shares of common stock were issued under the plan.

    Stock Option Plan

    The Board of Directors of the Company approved a restated stock option plan, under which 1,500,000 shares of the Company's common stock were originally reserved for issuance. On October 25, 1995, the Board approved and on November 27, 1995, the stockholders approved the increase of shares authorized for issuance from 1,500,000 shares to 2,250,000 shares. The Company's options generally vest over three to five years and terminate in ten years after the date of grant. The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, effective for the Company's December 31, 1996 financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e. the difference between the exercise price and the fair market value of the Company's common stock). Had compensation expense been recorded for the Company's stock-based compensation plan based on the fair market value of the Company's Common Stock at the grant dates for stock option awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and earnings per share would have been increased to the pro forma amounts indicated below.

                                                                       1995                        1996
                                                                   ------------               ------------
         Net loss, as reported                                     $(6,510,547)               $(7,455,973)
         Net loss, pro forma                                       $(6,548,304)               $(7,604,319)
         Earnings per share, as reported                           $     (1.32)               $     (1.10)
         Earnings per share, pro forma                             $     (1.32)               $     (1.12)


    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996: no dividend yield, expected volatility of 30%, risk-free interest rate of 6.04% and 6.12%, respectively, turnover of 3.6% and 30.7%, respectively, and expected life of five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, per the rules, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


5.  STOCKHOLDERS' EQUITY: (Continued)

    A summary of stock option activity is as follows:

                                                                               Number of               Wtd Average
                                                                                 Shares               Exercise Price
                                                                               ---------              --------------
         Options outstanding at December 31, 1993                                405,000                   $ .50
                 Granted                                                         909,500                   $2.87
                 Exercised                                                          ----                     ---
                 Canceled                                                        (14,500)                  $1.83
                                                                               ---------                   ---------
         Options outstanding at December 31, 1994                              1,300,000                   $2.14
                 Granted                                                         158,500                   $8.11
                 Exercised                                                        (4,800)                  $ .50
                 Canceled                                                        (14,200)                  $5.72
                                                                               ---------                   ---------
         Options outstanding at December 31, 1995                              1,439,500                   $2.77
                 Granted                                                         283,000                   $5.29
                 Exercised                                                       (41,058)                  $ .94
                 Canceled                                                       (139,200)                  $6.75
                                                                               ---------                   ---------
         Options outstanding at December 31, 1996                              1,542,242                   $2.92
                                                                               =========                   =========


    The number of options exercisable as of December 31, 1996, 1995 and 1994 was 1,001,193, 641,306, and 263,493, respectively, with weighted average exercise prices of $2.36, $2.07 and $1.41, respectively.

    The options exercisable at December 31, 1996 have exercise prices between $0.50 and $10.125 with a weighted average exercise price of $2.46 and a weighted average remaining contractual life of 8 years. The remaining outstanding options at December 31, 1996 have exercise prices between $0.50 and $10.125 with a weighted average exercise price of $3.91 and a weighted average remaining contractual life of 8.8 years.

    Included in the grants described above for the year ended December 31, 1996, are options to purchase 18,000 shares granted to non-employees. Pursuant to SFAS No. 123, the Company accounts for these options using a fair value method, with the fair value of these options determined at the date of issuance. For these options, the Company recorded $6,400 in expenses and $21,400 in deferred compensation for the year ending December 31, 1996.

    Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Total deferred compensation of $256,500 was recorded in 1994. This amount was adjusted by $4,686 due to the cancellation of options. Compensation expense of $54,037, $61,928 and $81,647 has been recognized for the years ended December 31, 1996, 1995 and 1994, respectively.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


6.  COMMITMENTS:

    Lease Commitments and Rental Expense

    The Company leases office space under operating lease agreements which expire at various dates through 1998. The Company expects to renew its leases in 1998. Minimum future annual lease payments under these lease agreements as of December 31, 1996, are as follows:

                      For the Year Ending
                          December 31,                                  Amount
                      -------------------                             ----------
                              1997                                     $ 182,000
                              1998                                       188,000
                                                                       ---------
                                          Total                        $ 370,000
                                                                       =========

    Total rent expense approximated $177,000, $180,000, $102,000, and $463,000 for the years ended December 31, 1996, 1995 and 1994 and the period from inception (July 12, 1993) to December 31, 1996, respectively.

    Licensing and Research Agreements

    In addition to the Oncor License discussed in Note 3 and the Incyte Agreement discussed in Note 9, the Company has entered into several licensing, consulting and clinical study agreements. The terms of significant agreements are as follows:

    MD Anderson Cancer Center--The Company is funding clinical correlation studies at The University of Texas, MD Anderson Cancer Center. The agreement was executed on May 31, 1994 and was extended in September 1995. The Company is obligated to provide funding in the aggregate of approximately $262,000 for such studies. As of December 31, 1996, $262,000 had been expended.

    Hereditary Cancer Institute--In September, 1993, the Company entered into a licensing and marketing agreement with The Hereditary Cancer Institute ("HCI") and the Creighton University School of Medicine, which included access to HCI's familial cancer database, software and physician consulting services. In July 1995, the Company extended for five years the license agreement, expanded the scope of the license agreement to include commercialization rights to HCI's DNA library, and entered into a services agreement for the provision by HCI of genetic history reports. Under the extended license agreement, the Company continues to pay an annual sponsorship fee of $250,000, in quarterly installments which is offset by a
    percentage of the amounts paid under the services agreement.   In addition,
    under the extended license agreement, the Company is required to pay a royalty on net sales of products and services which make use of the HCI database, other than genetic history reports, and on license income derived from sublicenses to third parties of the Company's rights to the HCI database.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


6.  COMMITMENTS: (Continued)

    Roche Molecular Systems--The Company entered into a license agreement for the use of certain polymerase chain reaction technology in the performance of human in vitro clinical laboratory services with Roche Molecular Systems, Inc. Under the agreement, the Company is obligated to pay royalties for the use of the technology as clinical laboratory services are performed. Royalty payments are payable semi-annually, 60 days after the end of each six month period.

    Dana-Farber Cancer Institute--The Company entered into a license agreement for the use of certain genes and genetic mutations associated with Hereditary Nonpolyposis Colon Cancer with the Dana-Farber Cancer Institute, Inc., the State of Oregon, the University of Vermont, and Yale University in June 1994. Royalty payments on sales of services using technology or patents covered by the agreement are payable quarterly with an alternative minimum payment of $7,500 due on January 1 of each year.

    Sloan-Kettering Institute for Cancer Research--The Company entered into an agreement, effective August 1, 1994, with the Sloan-Kettering Institute for Cancer Research and its affiliate, Memorial Hospital for Cancer and Allied Disease pursuant to which the Company is obligated to fund clinical correlative studies. The amount of funding which the Company is obligated to provide is $183,500 in the aggregate which is payable quarterly. In September 1995, the parties agreed to extend the study at no additional cost to the Company. As of December 31, 1996, $183,500 had been expended.

    The Regents of the University of California--The Company entered into a license agreement, effective August 8, 1996, with the Regents of the University of California for the use of certain genetic markers for breast and ovarian cancer. Under the agreement, the Company is obligated to pay royalties for the use of the technology as clinical laboratory services are performed. Royalty payments are payable quarterly, 60 days after the end of each quarter.

    Minimum payments due under these and other agreements, excluding the Oncor License, as of December 31, 1996, are as follows:

                   For the Year Ending December 31,                   Amount
                   --------------------------------                 ----------
                              1997                                  $  515,934
                              1998                                     266,456
                              1999                                     257,500
                              2000                                     132,500
                              2001                                       7,500
                                                                    ----------
                                                                    $1,179,890
                                                                    ==========

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)



7.  AGREEMENTS:

    In February, 1995, the Company and Preferred Oncology Networks of America, Inc. ("PONA") entered into a service agreement. The agreement provides for the Company to render services to PONA, as requested, at agreed upon prices quoted in the contract. Upon signing of the agreement, PONA made an advance payment of $100,000. In December, 1996, the Company and PONA mutually agreed to resolve the outstanding nonrefundable $100,000 advance payment. As of December 31, 1996, PONA has not and does not intend to use the Company's services. In accordance with the amendment to the agreement, the Company recognized $62,500 of the advance payment as revenue and rebated $37,500 to PONA.

8.  RETIREMENT PLAN:

    The Company sponsors a 401(k) defined contribution plan ("401(k) Plan") in which all regular employees who have attained age 21 may participate. Because the 401(k) Plan does not currently provide for Company contributions, no related expense has been recorded since inception.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 106 and 112, Employers Accounting for Post-Retirement Benefits Other than Pensions and Employers Accounting for Post-Employment Benefits. These standards do not have a significant effect on the Company's reported financial position or future results of operations because the Company does not offer post-retirement and post-employment benefits.

9.  SUBSEQUENT EVENT:

    Pursuant to a License, Services and Marketing Agreement (the "Incyte Agreement"), dated February 25, 1997, the Company and Incyte Pharmaceuticals, Inc., a Delaware corporation ("Incyte"), have formed a broad-based collaboration in clinical genomics designed to create an integrated genomics and sequence-based mutation analysis capability for the two companies. The term of the Incyte Agreement expires on February 25, 2000 (the "Initial Term") unless extended by mutual agreement or earlier terminated in accordance with its terms.

    The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase a specified minimum of Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license, the Company has issued to Incyte (i) 401,033 shares of the Company's Common Stock (the "Definite Technology Shares"), and (ii) a warrant to purchase up to an aggregate of 10% of the Company's Common Stock issued and outstanding on the date of such

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


9.  SUBSEQUENT EVENT: (Continued)

    warrant's exercise (the "Warrant Shares"). The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of 110% of the fair market value per share of Common Stock on the trading day prior to the date of exercise or (i) $8.00 per share (if the warrant is exercised on or prior to February 25, 1998), (ii) $9.00 per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25, 1999), or (iii) $13.50 per share (if the warrant is exercised after February 25, 1999, but on or prior to February 25, 2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than $8.00, $9.00 or $13.50 per share, respectively.

    Furthermore, pursuant to a Securities Purchase Agreement between the Company and Incyte, Incyte purchased 372,555 shares of Common Stock from the Company for $3,000,000 (the "Cash Purchase Shares") or the equivalent of $8.05 per share. In addition, under the terms of the Securities Purchase Agreement the Company has agreed to issue to Incyte, under certain circumstances, up to an aggregate of 130,726 shares of the Company's Common Stock (the "Additional Shares"). Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights with respect to the Definite Technology Shares, Warrant Shares, the Cash Purchase Shares and the Additional Shares.

    The Company is in the process of valuing the consideration issued in this transaction and allocating that value to the various assets acquired. The Company, based on its preliminary analysis, believes that substantially all of the purchase price in excess of cash received will be allocated to research & development projects in process and expensed in the first quarter of 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To OncorMed, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of OncorMed, Inc. (a Delaware corporation in the development stage), included in this Form 10-K and have issued our report thereon dated February 26, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.





                                                    ARTHUR ANDERSEN LLP


Washington, D.C.
February 26, 1997

                                 OncorMed, Inc.
                Schedule II - VALUATION AND QUALIFYING ACCOUNTS




                                                         Balance at      Charged                    Balance
                                                          beginning      to costs                   at end
Description                                               of period    and expenses   Write-off    of period
-----------                                               ----------   ------------   ---------   -----------
December 31, 1993
-----------------

Allowance for doubtful accounts                             $    ---     $     ---     $   ---     $     ---

December 31, 1994
-----------------

Allowance for doubtful accounts                                  ---           ---         ---           ---

December 31, 1995
-----------------

Allowance for doubtful accounts                                  ---          7,000        ---          7,000

December 31, 1996
-----------------

Allowance for doubtful accounts                                 7,000        28,000       3,000        32,000