Form 10-Q
period 1997-03-31
ONCORMED INC
filed 1997-05-15
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    ----------------------

                       Commission file number 1-13768


                               ONCORMED, INC.
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                         52-1842781
      ------------------------       ----------------------------------
      (State of Incorporation)      (I.R.S Employer Identification No.)

                              205 PERRY PARKWAY
                        GAITHERSBURG, MARYLAND  20877
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


At May 6, 1997, there were 7,814,022 shares of Common Stock outstanding at a par value of $.01.

                                 ONCORMED, INC.

                               TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
PART I   FINANCIAL INFORMATION

            ITEM 1    Financial Statements                                                          3

                      Balance Sheets as of March 31, 1997 and December 31, 1996.                    4

                      Statements of Operations for the Three Months Ended                           5
                      March 31, 1997 and 1996 and for the Period from Inception
                      (July 12, 1993) Through March 31, 1997.

                      Statements of Cash Flow for the Three Months Ended                            6
                      March 31, 1997 and 1996 and for the Period from Inception
                      (July 12, 1993) Through March 31, 1997.

                      Notes to Financial Statements                                                 7

            ITEM 2    Management's Discussion and Analysis of Financial                            13
                      Condition and Results of Operations


PART II  OTHER INFORMATION

            ITEM 1    Legal Proceedings                                                            26

            ITEM 2    Changes in Securities                                                        26

            ITEM 3    Defaults Upon Senior Securities                                              26

            ITEM 4    Submission of Matters To A Vote of Security Holders                          26

            ITEM 5    Other Information                                                            26

            ITEM 6    Exhibit and Reports of Form 8-K                                              26

Signatures                                                                                         27

Exhibit Index                                                                                      28

Calculation of Shares Used in Computing Earnings Per Share                                         29

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         The balance sheet as of March 31, 1997 and the statements of operations for the three months ended March 31, 1997 and 1996 and for the period from inception (July 12, 1993) through March 31, 1997 and the statements of cash flow for the three months ended March 31, 1997 and 1996 and for the period from inception (July 12, 1993) through March 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended March 31, 1997 presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1996 has been taken from the audited financial statements.

         The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information presented therein not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed with the Securities and Exchange Commission.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                          As of           As of
                                                                                        March 31,      December 31,
                                                                                           1997            1996
                                                                                      -------------   ---------------
                                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $   5,079,783   $     6,031,809
     Short term investments                                                               3,134,479         1,466,871
     Accounts receivable, net allowance for doubtful
       accounts of $35,000 and $32,000                                                       60,798           129,366
     Other current assets                                                                   193,148           306,078
                                                                                      -------------   ---------------

      Total current assets                                                                8,468,208         7,934,124
                                                                                      -------------   ---------------
Non-current assets:
     Property and equipment, net                                                          1,117,454         1,179,851
                                                                                      -------------   ---------------
      Total non-current assets                                                            1,117,454         1,179,851
                                                                                      -------------   ---------------
         TOTAL ASSETS                                                                 $   9,585,662   $     9,113,975
                                                                                      =============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $     226,985   $       680,575
    Accrued expenses and other liabilities                                                  810,564           593,037
    Payable to Oncor, Inc.                                                                   92,757           124,730
    Deferred revenue                                                                         63,764            46,420
                                                                                      -------------   ---------------

       Total current liabilities                                                          1,194,070         1,444,762
                                                                                      -------------   ---------------
Non-current liabilities:
    Note payable to Oncor Finance, Inc.                                                     715,751           715,751
    Deferred revenue                                                                          2,239             3,583
                                                                                      -------------   ---------------

       Total non-current liabilities                                                        717,990           719,334
                                                                                      -------------   ---------------

       TOTAL LIABILITIES                                                                  1,912,060         2,164,096
                                                                                      -------------   ---------------
Commitments And Contingencies  (Notes 1 and 6)

Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, none outstanding                                                               --                 --
  Common stock, $.01 par value, 40,000,000 shares,
    authorized, 7,814,022 and 6,991,108 shares issued
    and outstanding                                                                          78,140            69,911
Additional paid-in capital                                                               30,045,198        25,741,842
Deferred compensation                                                                       (66,416)          (75,629)
Deficit accumulated during the development stage                                        (22,383,320)      (18,786,245)
                                                                                      -------------   ---------------

     TOTAL STOCKHOLDERS' EQUITY                                                           7,673,602         6,949,879
                                                                                      -------------   ---------------


     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                     $   9,585,662   $     9,113,975
                                                                                      =============   ===============



     The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                      Period From
                                                                                       Inception
                                                                                     (July 12, 1993)
                                                                                        Through
                                               Three Months Ended March 31,             March 31,
                                                1997                  1996                1997
                                            ------------          ------------       --------------
REVENUES                                    $    115,279          $     78,233        $   1,088,359

OPERATING EXPENSES:
  Cost of sales - direct                          53,966                29,161              515,770
  Laboratory operations                          706,805               647,914            7,068,837
  Selling, general and administrative          1,324,821             1,221,808           13,054,793
  Research and development                       225,616               137,349            2,185,624
  Acquired research and development
   projects in-process                         1,481,148                   --             1,481,148
                                            ------------          ------------        -------------

     Total expenses                            3,792,356             2,036,232           24,306,172
                                            ------------          ------------        -------------

OPERATING LOSS                                (3,677,077)           (1,957,999)         (23,217,813)
Interest income                                   94,600               116,003              984,814
Interest expense                                 (14,598)              (13,172)            (150,321)
                                            -------------         -------------       --------------

NET LOSS                                    $ (3,597,075)         $ (1,855,168)       $ (22,383,320)
                                            =============         =============       ==============




NET LOSS PER SHARE
 (unaudited)                                   $   (0.49)             $  (0.30)           $   (4.17)
                                               ==========             =========           ==========



SHARES USED IN COMPUTING NET
  LOSS PER COMMON SHARE
   (unaudited)                                 7,320,698             6,267,606            5,372,439
                                            =============         =============       ==============




     The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                                                    Period From
                                                                                                                     Inception
                                                                                      Three Months Ended         (July 12, 1993)
                                                                                           March 31,                  Through
                                                                                   1997              1996          March 31, 1997
                                                                              -------------    -------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(3,597,075)     $(1,855,168)        $(22,383,320)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
    Depreciation and amortization                                                  138,277          116,877            1,181,724
    Amortization of deferred compensation                                            9,213           15,073              213,229
    Write off of acquired in-process research
      and development projects                                                   1,481,148               --            1,481,148
    Changes in operating assets and liabilities:
       Accounts receivable                                                          68,568           11,147              (60,798)
       Other assets                                                                112,930          (40,589)            (193,148)
       Accounts payable                                                           (453,590)         422,038              226,985
       Accrued expenses and other liabilities                                      217,527          (76,468)             810,564
       Deferred revenue                                                             16,000           (2,907)              66,003
       Payable to Oncor, Inc.                                                      (31,973)         (33,866)              92,757
                                                                               ------------     ------------        -------------
       Net cash used in operating activities                                    (2,038,975)      (1,443,863)         (18,564,856)
                                                                               ------------     ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (75,879)        (146,307)          (2,244,178)
  Purchases of short-term investments                                           (1,667,608)              --           (3,134,479)
                                                                               ------------     ------------        -------------
       Net cash used in investing activities                                    (1,743,487)        (146,307)          (5,378,657)
                                                                               ------------     ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                         2,762,436       13,912,825           25,182,926
  Net proceeds from sale of preferred stock                                             --               --            2,990,439
  Net proceeds from exercise of stock options                                       68,000           11,000              134,180
  Net proceeds from Note payable to Oncor Finance, Inc.                                 --               --              715,751
  Decrease in deferred offering costs                                                   --          299,815                   --
                                                                               ------------     ------------        -------------
       Net cash provided by financing activities                                 2,830,436       14,223,640           29,023,296
                                                                               ------------     ------------        -------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (952,026)      12,633,470            5,079,783
CASH AND CASH EQUIVALENTS, beginning of period                                   6,031,809          718,844                  --
                                                                               ------------     ------------        -------------

CASH AND CASH EQUIVALENTS, end of period                                       $ 5,079,783      $13,352,314         $  5,079,783
                                                                               ============     ============        =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange for software
       and technology                                                          $      --        $       --          $     55,000
                                                                               ============     ============        =============
  Issuance of common stock in exchange for stock
       subscription receivable                                                 $      --        $       --          $     25,000
                                                                               ============     ============        =============
  Issuance of common stock and warrants in exchange
       for research and development projects in-process                        $ 1,481,148      $       --          $  1,481,148
                                                                               ============     ============        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                    $    14,598      $    13,172         $    150,321
                                                                               ============     ============        =============




       The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1997
                                  (Unaudited)

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

    Other Current Assets

    At March 31, 1997, included in other current assets is approximately $125,000 for prepaid insurance.

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

    Accrued Expenses

    At March 31, 1997, accrued expenses consisted of approximately $368,000 for payroll and related expenses, $374,000 in professional/legal fees, $35,000 for marketing/operations costs and $34,000 in other expenses.

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

    Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Statement 128 is effective for fiscal years ending after December 15, 1997, and requires restatement of prior years' earnings per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, Statement 128 does not have an impact upon historical net loss per share as reported.

    Reclassification

    Certain 1996 balances have been reclassified to conform with 1997 financial statement presentation.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.  RELATED-PARTY TRANSACTIONS:

    License Agreement

    Previously, under the license agreement with Oncor (the "Oncor Agreement"), the Company was obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the Oncor Agreement, equal to the greater of (i) six percent of the Company's net sales revenues resulting from services based on Oncor's technologies, subject to certain adjustments, or (ii) $100,000. Fees payable to Oncor under the Oncor Agreement of approximately $50,000, $50,000 and $742,000 are included in laboratory operations expense for the three months ended March 31, 1997, 1996 and the period from inception (July 12, 1993) to March 31, 1997, respectively. The Company and Oncor recently agreed to certain changes to the Oncor Agreement, dated June 6, 1994. Pursuant to the agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than those to whom services are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

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

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.  RELATED-PARTY TRANSACTIONS: (Continued)

    Services Agreements with Oncor, Inc. and Affiliates

    As of March 31, 1997, the Company owed Oncor and Codon Pharmaceuticals, Inc. ("Codon", a 41.6% owned affiliate of Oncor) $92,757 for charges which include fees payable under the Oncor License, consulting and equipment expenses. In addition, in June 1994 the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,526 for the three months ended March 31, 1997.

    Related party revenues and expenses are as follows:

                                                                                              Period from
                                                                                               Inception
                                                                                             (July 12, 1993)
                                                           Three Months Ended March 31,         Through
                                                         --------------------------------       March 31,
                                                             1997                1996             1997
                                                         -----------        -------------     -------------
       Sales to related party                            $        --        $          --     $     47,880
       Operating expenses to related party:
         Laboratory operations                                68,000               68,000          832,610
         Selling, general and administrative                      --                2,061          977,896
         Research and development                                 --               17,946          207,782

    Of the related party expenses for the three months ended March 31, 1997, $18,000 in laboratory operations was for equipment rental from Codon. The other $50,000 of related party expenses was related to the Oncor Agreement.

4.  DEFERRED REVENUES:

    Deferred revenues consist of prepaid fees related to various risk assessment service agreements as well as laboratory testing.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

5.  STOCKHOLDERS' EQUITY:

    Stock Option Plan

    As of March 31, 1997, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 1,818,000 shares had been granted. After giving effect to the cancellation of stock options, shares available for issuance were 601,900 as of March 31, 1997. Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $9,213, $15,073, and $206,825 has been recognized for the three months ended March 31, 1997 and 1996 and for the period from inception (July 12, 1993) to March 31, 1997, respectively.

6.  AGREEMENTS:

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

    The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase a specified minimum of Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license and $3,000,000 in cash paid by Incyte, the Company has issued to Incyte (i) 773,588 shares of the Company's Common Stock, and (ii) a warrant to purchase up to an aggregate of 10% of the Company's Common Stock issued and outstanding on the date of such warrant's exercise. The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of 110% of the fair market value per share of Common Stock on the trading day prior to the date of exercise or (i) $8.00 per share (if the warrant is exercised on or prior to February 25, 1998), (ii) $9.00 per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25, 1999), or (iii) $13.50 per share (if the warrant is exercised after February 25, 1999, but on or prior to February 25, 2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than $8.00, $9.00 or $13.50 per share, respectively. The Company has also agreed to issue to Incyte, under certain circumstances, up to an additional aggregate of 130,726 shares of the Company's Common Stock. Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

7.  AGREEMENTS: (Continued)

    The Company issued certain of the shares to Incyte in consideration for current and future technologies to further enhance the efficiencies of the laboratory. The technologies are in development and approximately $1.5 million has been allocated to research and development projects in-process and expensed in the first quarter of 1997.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto, included in the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed with the Securities and Exchange Commission. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under Certain Factors Affecting Operations and Market Price of Securities.

OVERVIEW

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of March 31, 1997, the Company's accumulated deficit was approximately $22.4 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. Revenues are principally derived from providing genetic testing and information services and, to a lesser extent, software licensing associated with its risk assessment service. Revenues from the Company's services, other than its risk assessment service, are recognized as they are provided.
Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. (See Note 1 to the Financial Statements.)

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 were $115,279 compared to $78,233 for the same period in 1996. The increase in revenues is primarily due to an increase in laboratory testing services. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $53,966 and $29,161 for the three months ended March 31, 1997 and 1996, respectively. Cost of sales - direct includes costs for supplies, direct labor, shipping, and royalties (other than those under the Oncor License) for testing services and computer hardware costs associated with the Company's risk assessment services. The increase in cost of sales - direct reflected the corresponding increase in the Company's revenues.

Laboratory operations expenses were $706,805 and $647,914 for the three months ended March 31, 1997 and 1996, respectively. The increase in laboratory operations expenses was due to the hiring of additional

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

personnel to perform commercial testing services. As sales of the Company's services increase, a greater portion of the expenses associated with laboratory operations will be included in cost of sales - direct. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and laboratory equipment rent paid to Codon.

Selling, general and administrative expenses were $1,324,821 and $1,221,808 for the three months ended March 31, 1997 and 1996, respectively. General and administrative expenses were $997,519 for the three months ended March 31, 1997, compared with $908,165 for the three months ended March 31, 1996. The increase in general and administrative expenses was due to the addition of personnel and related costs, and increased professional fees and depreciation expense. Selling expenses were $327,302 for the three months ended March 31, 1997, compared with $313,643 for the three months ended March 31, 1996.
Selling expenses remained relatively constant between the two periods. The Company anticipates that its selling expenses will increase as it continues to market and sell its portfolio of services. There were no related party selling, general and administrative expenses for the three months ended March 31, 1997. Related party selling, general and administrative expenses were $2,061 for the corresponding period in 1996.

Research and development expenses were $225,616 and $137,349 for the three months ended March 31, 1997 and 1996, respectively. The increase in research and development expenses was primarily due to an increase in personnel and laboratory supplies to work on various projects. There were no related party expenses for the three months ended March 31, 1997. Related party research and development expenses were $17,946 for the corresponding period in 1996. Related party research and development expenses for the three months ended March 31, 1996 were for consulting services.

Acquired research and development projects in process was $1,481,148 for the three months ended March 31, 1997. There were no associated expenses for the same period in 1996. The write off of $1,481,148 was associated with access to current and future technolgies under the Incyte Agreement.

Related party expenses, other than the Oncor License, will continue to decrease and remain nominal in the future.

Interest income was $94,600 and $116,003 for the three months ended March 31, 1997 and 1996, respectively. The decrease in interest income during the first quarter of 1997 was due to the decreased amounts available for investment. Interest expense was $14,598 and $13,172 for the three months ended March 31, 1997 and 1996, respectively.

For the reasons set forth above, net operating losses were $3,597,075 and $1,855,168 for the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. The Company's operations have been funded through a $1.0 million capital infusion by Oncor, a $3.0 million private placement of equity securities, approximately $716,000 in advances from Oncor, approximately $7.4 million of net proceeds from the Company's initial public offering and approximately $13.9 million of net proceeds from the Company's follow-on offering completed in February 1996. Also, in February 1997, the Company received approximately $2.8 million in net proceeds related to the Incyte Agreement. The Company expects its operating losses to

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so.

Cash used in operating activities was approximately $2.0 million for the three months ended March 31, 1997 compared with approximately $1.4 million for the same period in 1996. The increase was attributable to an increase in the net operating loss for the three months ended March 31, 1997, as well as a decrease in accounts payable.

Cash used in investing activities was $1,743,487 for the three months ended March 31, 1997 compared to $146,307 for the same period in 1996. The increase was due to increased amounts invested in short-term investments during the three months ended March 31, 1997 as compared to the same period in 1996.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

Cash provided by financing activities was approximately $2.8 million for the three months ended March 31, 1997 compared with approximately $14.2 million for the same period in 1996. In the first quarter of 1996, the Company completed a follow-on offering which resulted in net proceeds of approximately $13.9 million.


Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the Oncor License, will be approximately $367,000 through 1997.

Pursuant to the Incyte Agreement, the Company and Incyte have formed a broad-based collaboration in clinical genomics designed to create an integrated genomics and sequence-based mutation analysis capability for the two companies.

The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase certain Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license and $3,000,000 in cash, the Company has issued to Incyte (i) Seven Hundred Seventy Three Thousand Five Hundred Eighty Eight (773,588) shares of the Company's Common Stock, and (ii) a warrant to purchase up to an aggregate of ten percent (10%) of the Company's Common Stock issued and outstanding on the date of such warrant's exercise.
The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of one hundred-ten percent (110%) of the fair market value per share of Common Stock on the trading day prior to the date of exercise or (i) Eight Dollars ($8.00) per share (if the warrant is exercised on or prior to February 25, 1998), (ii) Nine Dollars ($9.00) per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25,
1999), or (iii) Thirteen Dollars and Fifty Cents ($13.50) per share (if the warrant is exercised after February 25, 1999, but on or prior to February 25,
2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than Eight Dollars ($8.00), Nine Dollars ($9.00) or Thirteen Dollars and Fifty Cents ($13.50) per share, respectively. The Company has also agreed to issue to Incyte, under certain circumstances, up to an additional aggregate of One Hundred Thirty Thousand Seven Hundred Twenty
Six (130,726) shares of the Company's Common Stock. Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights.

The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. At April 30, 1997, the Company had cash, cash equivalents and short term investments of approximately $6.9 million. The Company plans to fund its operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements, however, may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and technological advances and other factors. To the extent that funds generated

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The terms and prices of any such financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of March 31, 1997, the Company's accumulated deficit was approximately $22.4 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

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

New and Uncertain Business; Uncertainty of Clinical Utility

The Company's genetic testing and information services represent a new approach to cancer management for which there is little precedent and for which the market is evolving. The Company's business is to commercialize recent genetic discoveries and mutation detection technologies for the early detection and

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

management of cancer. The Company's ability to successfully develop its business is unproven and is dependent on its ability to establish its services as the standard of care in cancer management and obtain third party reimbursement for its services; expand the distribution of its services both domestically and internationally; develop strategic alliances and collaborations with academic medical centers, research institutions, managed care organizations, clinical laboratories, pharmaceutical companies, health care providers and corporate partners; identify, license and develop emerging genetic discoveries and mutation detection technologies; and continue to expand its portfolio of services. The Company's ability to succeed is also dependent upon the acceptance by potential customers and patients of the Company's services as effective tools for cancer management. There can be no assurance that the market for the Company's services will continue to evolve or that the Company's business strategy will be successful. The discoveries and technologies which form the basis for the Company's services have not been widely adopted by the medical community. Accordingly, the Company is pursuing clinical correlation studies at academic medical centers and research institutions that are designed to determine the clinical utility, reliability and accuracy of the Company's services. There can be no assurance that these studies will confirm the clinical utility, reliability and accuracy of the Company's services. The failure of these studies to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Collaborations and Licenses with Others

The Company's strategy for the research, development and commercialization of certain of its services is to rely in part on various collaborative and license arrangements with academic medical centers, research institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain collaborative and license arrangements, including an arrangement with HCI, Affymetrix, ZENECA Diagnostics, and Incyte, and is continually seeking to enter into additional arrangements with other collaborators and licensors. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor Agreement, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

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

Patents and Proprietary Rights

The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. To date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discoveries underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have filed patent applications relating to certain genes and genetic mutations, including the BRCA1, BRCA2 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations.
In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

The Company is subject to extensive federal, state and local regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws, rules and regulations governing health care, clinical laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Although the Company's services are currently considered screening services under Medicare and are therefore excluded from coverage under Medicare, the Company's services may be subject to laws, rules and regulations governing reimbursement and fraud and abuses and prohibiting the filing of false claims. These laws, rules and regulations include "anti-kickback" and "Stark" laws, which contain extremely broad proscriptions, the violation of which may result in exclusion from Medicare and Medicaid and criminal and civil penalties. In addition, the Company is subject to state laws, rules and regulations limiting certain financial relationships between health care service providers and physicians and other referral sources. Although the Company believes that it is in substantial compliance with all applicable laws, rules and regulations, there can be no assurance that the Company will remain in compliance with applicable laws, rules and regulations or that changes in, or new interpretations of, existing laws, rules and regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Additional Financing Requirements; Access to Capital

The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company plans to fund its operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements, however, may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

technological advances and other factors. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The terms and prices of any such financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Management and Qualified Personnel

The Company is highly dependent upon the efforts of its senior management, scientific advisory board and consultants. The loss of the services of one or more members of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the loss of the services of certain members of the Company's scientific advisory board and certain consultants could materially and adversely affect the Company to the extent that the Company is pursuing research and development in areas of such scientific advisors' or consultants' expertise. Although the Company is the beneficiary of $1 million key-man life insurance policies on each of its Chief Executive Officer, Timothy J. Triche, M.D., Ph.D., and its President and Chief Operating Officer, Douglas Dolginow, M.D., the Company does not believe such amounts would be adequate to compensate for the loss of either executive. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

expertise. The loss of, or failure to recruit, scientific, technical, sales and marketing and managerial personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Item 5   Other Information

         None.

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits filed as part of this Form 10-Q

              10.34* Term Sheet, dated February 24, 1997, between the Company and Oncor.

              10.35* License, Services and Marketing Agreement, dated February 25, 1997, between the Company and Incyte Pharmaceuticals, Inc.

         (b)  Reports on Form 8-K

              In a report filed on Form 8-K dated March 6, 1997, the Company announced a collaboration with Incyte Pharmaceuticals, Inc.




    * Confidential treatment requested.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ONCORMED, INC.





Date:  May 14, 1997        /s/  DR. TIMOTHY J. TRICHE
                       -------------------------------------------------------
                       Dr. Timothy J. Triche, Chairman and Chief Executive
                       Officer



Date:  May 14, 1997       /s/  DR. DOUGLAS DOLGINOW
                       -------------------------------------------------------
                       Dr. Douglas Dolginow, President and Chief Operating
                       Officer



Date:  May 14, 1997       /s/  L. ROBERT JOHNSTON, JR.
                       -------------------------------------------------------
                       L. Robert Johnston, Jr., Vice President and Chief Financial Officer

                                ONCORMED, INC.

                                 EXHIBIT INDEX

Exhibit No.                                   Description                                                         Page No.
-----------                                   -----------                                                         --------
EX-11                                         Calculation of Earnings Per Share                                        29
EX-27                                         Financial Data Schedule                                                  30
                                               ( in EDGAR transmission only)
10.34*                                        Term Sheet, dated February 24, 1997, between the Company and Oncor.

10.35*                                        License, Services and Marketing Agreement, dated February 25, 1997, between the
                                              Company and Incyte Pharmaceuticals, Inc.


* Confidential treatment requested.