Form 10-Q
period 1997-06-30
ONCORMED INC
filed 1997-08-14
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                         Commission file number 1-13768


                                 ONCORMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                    52-1842781
          -----------------------   -----------------------------------
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

At August 5, 1997, there were 7,818,688 shares of Common Stock outstanding at a par value of $.01.

                                 ONCORMED, INC.

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I   FINANCIAL INFORMATION
             ITEM 1     Financial Statements                                                          3

                        Balance Sheets as of June 30, 1997 and December 31, 1996                      4

                        Statements of Operations for the Three Months Ended                           5
                        June 30, 1997 and 1996; for the Six Months Ended June 30, 1997
                        and 1996; and for the Period from Inception (July 12, 1993)
                        Through June 30, 1997

                        Statements of Cash Flow for the Six Months Ended                              6
                        June 30, 1997 and 1996 and for the Period from Inception
                        (July 12, 1993) Through June 30, 1997

                        Notes to Financial Statements                                                 7

             ITEM 2     Management's Discussion and Analysis of Financial                            12
                        Condition and Results of Operations


PART II  OTHER INFORMATION

             ITEM 1     Legal Proceedings                                                            25

             ITEM 2     Changes in Securities                                                        25

             ITEM 3     Defaults Upon Senior Securities                                              25

             ITEM 4     Submission of Matters To A Vote of Security Holders                          25

             ITEM 5     Other Information                                                            25

             ITEM 6     Exhibit and Reports of Form 8-K                                              25

Signatures                                                                                           26

Exhibit Index                                                                                        27

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         The balance sheet as of June 30, 1997, the statements of operations for the three months ended June 30, 1997 and 1996, for the six months ended June 30, 1997 and 1996, and for the period from inception (July 12, 1993) through June 30, 1997 and the statements of cash flow for the six months ended June 30, 1997 and 1996 and for the period from inception (July 12, 1993) through June 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended June 30, 1997 presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1996 has been taken from the audited financial statements.

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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                  As of                    As of
                                                                 June 30,              December 31,
                                                                   1997                    1996
                                                              ------------             ------------
                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                $  3,844,066             $  6,031,809
     Short term investments                                      1,963,948                1,466,871
     Accounts receivable, net allowance for doubtful
       accounts of  $38,000 and $32,000                            147,013                  129,366
     Other current assets                                          103,042                  306,078
                                                              ------------             ------------
      Total current assets                                       6,058,069                7,934,124
                                                              ------------             ------------

Non-current assets:
     Property and equipment, net                                 1,173,609                1,179,851
                                                              ------------             ------------
      Total non-current assets                                   1,173,609                1,179,851
                                                              ------------             ------------
         TOTAL ASSETS                                         $  7,231,678             $  9,113,975
                                                              ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $    195,960             $    680,575
    Accrued expenses and other liabilities                         472,462                  593,037
    Payable to Oncor, Inc.                                         144,734                  124,730
    Deferred revenue                                                67,891                   46,420
                                                              ------------             ------------
       Total current liabilities                                   881,047                1,444,762
                                                              ------------             ------------
Non-current liabilities:
    Note payable to Oncor Finance, Inc.                            715,751                  715,751
    Deferred revenue                                                 2,829                    3,583
                                                              ------------             ------------
       Total non-current liabilities                               718,580                  719,334
                                                              ------------             ------------
       TOTAL LIABILITIES                                         1,599,627                2,164,096
                                                              ------------             ------------
Commitments And Contingencies  (Notes 1 and 6)
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, none outstanding                                      --                       --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 7,814,022 and 6,991,108 shares issued
    and outstanding, respectively                                   78,140                   69,911
Additional paid-in capital                                      30,045,197               25,741,842
Deferred compensation                                              (57,203)                 (75,629)
Deficit accumulated during the development stage               (24,434,083)             (18,786,245)
                                                              ------------             ------------
     TOTAL STOCKHOLDERS' EQUITY                                  5,632,051                6,949,879
                                                              ------------             ------------


     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                             $  7,231,678             $  9,113,975
                                                              ============             ============



      The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                                      Period From
                                                                                                                       Inception
                                                                                                                    (July 12, 1993)
                                                                                                                         Through
                                                     Three Months Ended June 30,        Six Months Ended June 30,        June 30,
                                                        1997             1996             1997           1996              1997
                                                   ------------     ------------     ------------     ------------     ------------

REVENUES                                           $    207,096     $    115,481     $    322,375     $    193,714     $  1,295,455

OPERATING EXPENSES:
  Cost of sales - direct                                110,680           41,496          164,646           70,657          626,450
  Laboratory operations                                 666,853          720,390        1,373,658        1,368,304        7,735,690
  Selling, general and administrative                 1,363,197        1,157,271        2,688,018        2,379,079       14,417,990
  Research and development                              196,545          167,380          422,161          304,729        2,382,169
  Acquired research and development
    projects in-process                                      --               --        1,481,148               --        1,481,148
                                                   ------------     ------------     ------------     ------------     ------------

     Total expenses                                   2,337,275        2,086,537        6,129,631        4,122,769       26,643,447
                                                   ------------     ------------     ------------     ------------     ------------

OPERATING LOSS                                       (2,130,179)      (1,971,056)      (5,807,256)      (3,929,055)     (25,347,992)
Interest income                                          94,066          145,169          188,666          261,172        1,078,880
Interest expense                                        (14,650)         (13,130)         (29,248)         (26,302)        (164,971)
                                                   ------------     ------------     ------------     ------------     ------------

NET LOSS                                           $ (2,050,763)    $ (1,839,017)    $ (5,647,838)    $ (3,694,185)    $(24,434,083)
                                                   ============     ============     ============     ============     ============




NET LOSS PER SHARE
 (unaudited)                                       $      (0.26)    $      (0.26)    $      (0.75)    $      (0.56)    $      (4.42)
                                                   ============     ============     ============     ============     ============


SHARES USED IN COMPUTING
  NET LOSS PER COMMON
  SHARE
   (unaudited)                                        7,814,022        6,970,712        7,567,360        6,619,159        5,526,212
                                                   ============     ============     ============     ============     ============


      The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                                      Period From
                                                                                                                       Inception
                                                                                       Six Months Ended             (July 12, 1993)
                                                                                          June 30,                      Through
                                                                                 1997                 1996            June 30, 1997
                                                                             ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(5,647,838)         $(3,694,185)        $(24,434,083)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization                                                 269,375              243,167            1,312,821
    Amortization of deferred compensation                                          18,426               28,061              222,443
    Write off of acquired in-process research
      and development costs                                                     1,481,148                   --            1,481,148
    Changes in operating assets and liabilities:
       Accounts receivable                                                        (17,647)              (7,422)            (147,013)
       Other assets                                                               203,036                 (215)            (103,042)
       Accounts payable                                                          (484,615)              86,398              195,960
       Accrued expenses and other liabilities                                    (120,575)            (128,171)             472,462
       Deferred revenue                                                            20,717              (35,789)              70,720
       Payable to Oncor, Inc.                                                      20,004               26,181              144,734
                                                                              -----------          -----------         ------------
       Net cash used in operating activities                                   (4,257,969)          (3,481,975)         (20,783,850)
                                                                              -----------          -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (263,133)            (292,705)          (2,431,432)
  Purchases of short-term investments                                            (497,077)          (2,530,004)          (1,963,948)
                                                                              -----------          -----------         ------------
       Net cash used in investing activities                                     (760,210)          (2,822,709)          (4,395,380)
                                                                              -----------          -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                                        2,830,436           13,912,825           25,250,926
  Net proceeds from sale of preferred stock                                            --                   --            2,990,439
  Net proceeds from exercise of stock options                                          --               23,379               66,180
  Net proceeds from Note payable to Oncor Finance, Inc.                                --                   --              715,751
  Decrease in deferred offering costs                                                  --              299,815                   --
                                                                              -----------          -----------         ------------
       Net cash provided by financing activities                                2,830,436           14,236,019           29,023,296
                                                                              -----------          -----------         ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                             (2,187,743)           7,931,335            3,844,066
CASH AND CASH EQUIVALENTS, beginning of period                                  6,031,809              718,844                   --
                                                                              -----------          -----------         ------------

CASH AND CASH EQUIVALENTS, end of period                                      $ 3,844,066          $ 8,650,179         $  3,844,066
                                                                              ===========          ===========         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange for software
        and technology                                                        $        --          $        --         $     55,000
                                                                              ===========          ===========         ============
  Issuance of common stock in exchange for stock
        subscription receivable                                               $        --          $        --         $     25,000
                                                                              ===========          ===========         ============
  Issuance of common stock and warrants in exchange
        for research and development projects in-process                      $ 1,481,148          $        --         $  1,481,148
                                                                              ===========          ===========         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                   $    29,248          $    26,302         $    164,971
                                                                              ===========          ===========         ============





      The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 1997
                                   (Unaudited)

1.    BUSINESS DESCRIPTION:

      Oncormed, Inc. (the "Company"), was incorporated on July 12, 1993, in the State of Delaware as a subsidiary of Oncor, Inc. ("Oncor"). Oncor currently owns approximately 25.6% of the Company's outstanding common stock. The Company was formed to develop and provide gene-based cancer diagnostic testing and information services for physicians, hospitals, clinical laboratories and pharmaceutical companies. The Company is in the development stage and has a limited operating history, has incurred operating losses since its inception and expects losses to continue and increase. Since its inception, the Company has been engaged in research and development programs and organizational efforts, including the development of its initial services, recruiting its scientific and management personnel, establishing marketing capabilities, engaging its Scientific Advisory Board and raising capital. The Company's services are currently offered principally in the United States. There can be no assurance that the Company will be successful in the development or commercialization of its services or that any required additional financing will be available when needed or on terms acceptable to the Company.

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

      Other Current Assets

      At June 30, 1997, included in other current assets is approximately $67,000 for prepaid insurance.

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

      Accrued Expenses

      At June 30, 1997, accrued expenses consisted of approximately $217,000 for payroll and related expenses, $190,000 in professional/legal fees, $36,000 for marketing/operations costs and $29,000 in other expenses.

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

      Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Statement 128 is effective for financial statements issued after December 15, 1997, and requires restatement of prior years' earnings per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, Statement 128 does not have an impact upon historical net loss per share as reported.

      Reclassification

      Certain 1996 balances have been reclassified to conform with 1997 financial statement presentation.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.    RELATED-PARTY TRANSACTIONS:

      License Agreement

      Previously, under the license agreement with Oncor, the Company was obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the agreement, equal to the greater of (i) six percent of the Company's net sales revenues resulting from services based on Oncor's technologies, subject to certain adjustments, or (ii) $100,000. In February 1997 the Company and Oncor agreed to certain changes to the license agreement with Oncor (as amended, the "Oncor Agreement"). Fees payable to Oncor under the license agreement with Oncor and the Oncor Agreement of approximately $50,000, $50,000 and $792,000 are included in laboratory operations expense for the three months ended June 30, 1997, 1996 and the period from inception (July 12, 1993) to June 30, 1997, respectively.

      Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than those to whom services are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the Oncor Agreement shall expire in June 2004 unless earlier terminated in accordance with its terms. Further, in the event of a change of control of Oncor, the acquiring party shall have the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that the acquiror terminates the Oncor Agreement, both the exclusive license and the non-exclusive license shall remain in full force and effect under rates to be determined.

      Under the terms of the Oncor Agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of four percent (4%) to two percent (2%) of the Company's annual net sales. During the period from April 1, 1997 to March 31, 1998, the Company is obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the period from April 1, 1998 to March 31, 1999, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement.

      In addition, subject to certain third-party contractual limitations, prior to the license or disposition (whether by assignment, transfer or license) to a third party by the Company or Oncor of their respective technologies, the non-offering party shall have a right of first offer with respect to such technologies. If the non-offering party accepts the offer, the Company and Oncor shall negotiate in

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.    RELATED-PARTY TRANSACTIONS: (Continued)

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

      Services Agreements with Oncor, Inc. and Affiliates

      As of June 30, 1997, the Company owed Oncor and Codon Pharmaceuticals, Inc. ("Codon", a 41.6 percent owned affiliate of Oncor) $44,734 for charges which include fees payable under the Oncor Agreement, consulting and equipment. In addition, in June 1994 the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,665 for the three months ended June 30, 1997.

      Related party revenues and expenses are as follows:


                                                                                                           Period from
                                                                                                            Inception
                                                    Three Months                     Six Months          (July 12, 1993)
                                                    Ended June 30,                 Ended June 30,             Through
                                                    --------------                 --------------             June 30,
                                                 1997           1996             1997           1996            1997
                                              --------        --------        ---------       --------        ---------
Sales to related party                        $     --        $  5,580        $     --        $  5,580        $ 47,880
Operating expenses to related party:
  Laboratory operations                         68,000          68,610         136,000         136,610         900,610
  Selling, general and administrative               --             664              --           2,725         977,896
  Research and development                       1,039          17,946           1,039          35,892         208,821


     Of the related party expenses for the three months ended June 30, 1997, $18,000 in laboratory operations was for equipment rental from Codon and $50,000 was related to the Oncor Agreement.

4.   DEFERRED REVENUES:

     Deferred revenues consist of prepaid amounts related to laboratory testing and prepaid fees related to various risk assessment service agreements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

5.   STOCKHOLDERS' EQUITY:

     Stock Option Plan

     As of June 30, 1997, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 1,876,000 shares had been granted. After giving effect to the cancellation of stock options, shares available for issuance were 547,900 as of June 30, 1997. Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $9,213, $12,988, and $216,038 has been recognized for the three months ended June 30, 1997 and 1996 and for the period from inception (July 12, 1993) to June 30, 1997, respectively.

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

OVERVIEW

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of June 30, 1997, the Company's accumulated deficit was approximately $24.4 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. Revenues are principally derived from providing genetic testing and information services and, to a lesser extent, software licensing associated with its risk assessment service. Revenues from the Company's services, other than its risk assessment service, are recognized as they are provided. Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. (See Note 1 to the Financial Statements.)

RESULTS OF OPERATIONS

Revenues for the three months and six months ended June 30, 1997 were $207,096 and $322,375 compared to $115,481 and $193,714 for the same periods in 1996. The increase in revenues is primarily due to an increase in laboratory testing services. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $110,680 and $164,646 for the three months and six months ended June 30, 1997 compared to $41,496 and $70,657 for the same periods in 1996. Cost of sales - direct includes costs for supplies, direct labor, shipping, and royalties (other than those under the Oncor Agreement) for testing services and computer hardware costs associated with the Company's risk assessment services. The increase in cost of sales - direct for the three months reflects the corresponding increase in the Company's revenues.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


Laboratory operations expenses were $666,853 and $1,373,658 for the three months and six months ended June 30, 1997 compared to $720,390 and $1,368,304 for the same periods in 1996. The decrease in laboratory operations expense for the three months was primarily due to a greater portion of the expenses being included in cost of sales - direct. The Company believes that this trend will continue as sales of the Company's services increase. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and laboratory equipment rental paid to Codon.

Selling, general and administrative expenses were $1,363,197 and $2,688,018 for the three months and six months ended June 30, 1997 compared to $1,157,271 and $2,379,079 for the same periods in 1996. General and administrative expenses were $1,042,114 and $2,039,633 for the three months and six months ended June 30, 1997, respectively, compared with $802,811 and $1,710,976 for the three months and six months ended June 30, 1996, respectively. The increase in general and administrative expenses was due to increased professional fees, the addition of personnel and related costs, and increased depreciation expense. Selling expenses were $321,083 and $648,385 for the three months and six months ended June 30, 1997, respectively, compared with $354,460 and $668,103 for the three months and six months ended June 30, 1996, respectively. Selling expenses remained relatively constant between the two periods. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services. For the three months and six months ended June 30, 1997, there were no related party selling, general and administrative expenses compared to $664 and $2,725 for the corresponding periods in 1996.

Research and development expenses were $196,545 and $422,161 for the three months and six months ended June 30, 1997, respectively, compared to $167,380 and $304,729 for the same periods in 1996. The increase in research and development expenses was due to the hiring of additional personnel to work on various projects. Related party expenses consisted of the costs associated with consulting services.

Acquired research and development projects in process was $0 and $1,481,148 for the three months and six months ended June 30, 1997, respectively. There were no associated expenses for the same periods in 1996. The one-time write off of $1,481,148 was associated with a License, Services and Marketing Agreement with Incyte Pharmaceuticals Inc. (the "Incyte Agreement").

Total related party expenses, other than the expenses incurred in connection with the Oncor Agreement, will continue to decrease and remain nominal in the future.

Interest income was $94,066 and $188,666 for the three months and six months ended June 30, 1997, respectively, compared to $145,169 and $261,172 for the same period in 1996. The decrease in interest income was due to the decreased amounts available for investment. Interest expense was $14,650 and $29,248 for the three months and six months ended June 30, 1997, respectively compared to $13,130 and $26,302 for the same periods in 1996.

For the reasons set forth above, net operating losses were $2,050,763 and $5,647,838 for the three months and six months ended June 30, 1997, respectively, compared to $1,839,017 and $3,694,185 for the same periods in 1996.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. The Company's operations have been funded through a $1.0 million capital infusion by Oncor, a $3.0 million private placement of equity securities, approximately $716,000 in advances from Oncor, approximately $7.4 million of net proceeds from the Company's initial public offering, approximately $13.9 million of net proceeds from the Company's follow-on offering completed in February 1996 and $3.0 million in proceeds related to the Incyte Agreement completed in February 1997. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional equipment purchases and other capital expenditures in the future and intends to purchase certain laboratory equipment during the third quarter of 1997.

Cash used in operating activities was approximately $4.3 million for the six months ended June 30, 1997 compared with approximately $3.5 million for the same period in 1996. The increase was attributable to an increase in the net operating loss for the six months ended June 30, 1997 as well as a reduction in accounts payable.

Cash used in investing activities was $760,210 for the six months ended June 30, 1997 compared to $2,822,709 for the same period in 1996. The decrease was due to a reduction in amounts invested in short term investments.

Cash provided by financing activities was $2.8 million for the six months ended June 30, 1997 compared with $14.2 million for the same period in 1996. In the first quarter of 1996, the Company completed the follow-on offering which resulted in net proceeds of approximately $13.9 million.

Minimum payments due under lease commitments and various research, license and consulting agreements, excluding payments associated with the Oncor Agreement, will be approximately $759,515 through 1997.

Pursuant to a License Agreement (the "BRCA2 Agreement"), dated July 7, 1997, by and among the Company, Cancer Research Campaign Technology Limited ("CRCT") and Duke University ("Duke"), CRCT and Duke have granted the Company an exclusive, worldwide royalty-bearing license to certain patents and patent applications relating to the BRCA2 gene and related discoveries (the "BRCA2 Technology") for the purpose of providing diagnostic services, diagnostic products and research products relating thereto. In consideration of the grant of the license, the Company has paid CRCT an up-front fee. Contemporaneously, Oncormed granted back to CRCT and Duke certain limited rights to use the BRCA2 Technology to provide diagnostic services to any UK National Health Service Hospital and to patients affiliated with Duke, respectively. Unless terminated earlier in accordance with its terms, the BRCA2 Agreement expires, on a country-by-country basis, on the date of expiration of the last to expire BRCA2 patent in such country or, if no BRCA2 patent is granted in a given country, ten (10) years after the first commercial provision of diagnostic services or diagnostic products in such country.

The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. At July 31, 1997, the Company had cash, cash equivalents and short term investments of approximately $5.1 million. The Company plans to fund its

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements, however, may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and technological advances and other factors. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The terms and prices of any such financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

OTHER MATTERS

In July 1997, the U.S. Patent and Trademark Office issued to Oncormed a patent (No. 5,642,936) regarding a novel bioinformatics method with applications ranging from an analytic tool in genomics discovery to a screening method for the identification of patients at risk for particular diseases.

In August 1997, the U.S. Patent and Trademark Office issued to Oncormed a patent (No. 5,654,155) for a full length coding sequence of the BRCA1 gene which encodes the entire BRCA1 protein. Oncormed's rights in the patented BRCA1 gene sequence include therapeutics, diagnostic products and diagnostic services. Mutations of the BRCA1 gene are associated with breast, ovarian and prostate cancer.

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

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of June 30, 1997, the Company's accumulated deficit was approximately $24.4 million. The Company's losses have resulted principally from selling, general and

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Relationship with Oncor

In February 1997, the Company and Oncor agreed to certain changes to the license agreement with Oncor (as amended, the "Oncor Agreement"). Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than services that are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the Oncor Agreement shall expire in June 2004 unless earlier terminated in accordance with its terms. Further, in the event of a change of control of Oncor, the acquiring party shall have the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that the acquiror terminates the Oncor Agreement, both the exclusive license and the non-exclusive license shall remain in full force and effect under rates to be determined.

Certain of the Company's services are reliant on the technologies licensed directly from Oncor and from third parties through Oncor which form the basis for some of the Company's services. The Company's rights under the Oncor Agreement are subject to certain rights retained by Oncor, which include Oncor's right to use the licensed technologies for internal, non-commercial research and development purposes and for development and commercialization of Oncor's products. Oncor intends to develop its technologies into diagnostic products for sale to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Oncor Agreement will be renewed at the end of its initial term or that it will not be terminated earlier pursuant to its terms. There also can be no assurance that conflicts of interest between Oncor and the Company will not arise with respect to the Oncor Agreement, any services that might be provided by Oncor to the Company in the future or other aspects of the Company's relationship with Oncor.

The Company's rights to technologies licensed to the Company from third parties through Oncor are subject to various provisions in the license agreements between such third parties and Oncor. No assurance can be given that Oncor will perform its obligations under such agreements, that such agreements will not be terminated or that such agreements can be renewed upon termination or expiration. If Oncor breaches such agreements or otherwise fails to comply with such agreements, or if such agreements are terminated or

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which would have a material adverse effect on the Company's business, financial condition and results of operations. Oncor currently owns approximately 25.6% of the Company's outstanding common stock. Accordingly, Oncor may be able to effectively control or influence certain actions such as the election of directors and the authorization of certain transactions that require stockholder approval and be able to otherwise effectively control the Company's policies without concurrence of the Company's other stockholders. In addition, Stephen Turner, Chief Executive Officer and Chairman of the Board of Directors of Oncor, is a director of the Company, and Timothy J. Triche, M.D., Ph.D., a director of Oncor, is the Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

Uncertain Availability of Health Care Reimbursement and Market Acceptance of Services

The successful commercialization of genetic testing and information services depends in part on the ability of its customers to obtain adequate reimbursement for such services and related treatments from governmental agencies, private health care insurers and other third party payors. Government and private third party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. Medicare has determined that the Company's services are screening services and therefore are excluded from coverage under Medicare. Various third party payors have begun to reimburse some of the Company's services. There can be no assurance that third party reimbursement for the Company's services will be consistently available to its customers or that any such reimbursement will be adequate. Disapproval of, or limitations in, coverage by third party payors could materially and adversely affect market acceptance of the Company's services which would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Collaborations and Licenses with Others

The Company's strategy for the research, development and commercialization of certain of its services is to rely in part on various collaborative and license arrangements with academic medical centers, research institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain collaborative and license arrangements, including an arrangement with HCI, Affymetrix, ZENECA Diagnostics, Incyte and CRCT/Duke, and is continually seeking to enter into additional arrangements with other collaborators and licensors. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor Agreement, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

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

To date, the important competitive factors for the Company's services have been availability, accuracy and utility. Other competitive factors, such as price, availability of reimbursement and response time are becoming more important as the market matures.

Patents and Proprietary Rights

The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Except for a patent issued to the Company in early August 1997 related to the BRCA1 gene, to date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discoveries underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have filed patent applications relating

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

to certain genes and genetic mutations, including the BRCA1, BRCA2 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations. In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

               None.

Item 3    Defaults Upon Senior Securities

               None.

Item 4    Submission of Matters to a Vote of Security Holders

               (a) The Company's Annual Meeting of Stockholders was held on
                   June 24, 1997.

               (b) Not applicable.

               (c) Motions before Stockholders:

                           (1) Election of six directors:

                                                                                  Broker
               Name                                  Votes For   Votes Against   Non-Votes     Abstentions
               ----                                  ---------   -------------   ---------     -----------
               John W. Colloton                      6,252,159        0              0            14,950
               Douglas Dolginow, M.D.                6,244,859        0              0            22,250
               John Pappajohn                        6,252,159        0              0            14,950
               Wayne C. Patterson                    6,252,159        0              0            14,950
               Timothy J. Triche, M.D., Ph.D.        6,244,859        0              0            22,250
               Stephen Turner                        6,061,259        0              0           205,850

                           (2) Ratification of Arthur Andersen, LLP as auditors:
                               6,262,109 votes for, 2,150 votes against, 0 broker non-votes, and 2,850 abstentions.

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


           ONCORMED, INC.





Date:  August 13, 1997                   /s/  DR. TIMOTHY J. TRICHE
                                         ------------------------------

                                         Dr. Timothy J. Triche, Chairman and Chief Executive Officer



Date:  August 13, 1997                   /s/  DR. DOUGLAS DOLGINOW
                                         ----------------------------

                                         Dr. Douglas Dolginow, President and Chief Operating Officer



Date:  August 13, 1997                   /s/  L. ROBERT JOHNSTON, JR.
                                         -------------------------------

                                         L. Robert Johnston, Jr., Vice President and Chief Financial Officer

                                 ONCORMED, INC.

                                  EXHIBIT INDEX

Exhibit No.        Description                                Page No.
-----------        -----------                                --------
EX-11              Calculation of Earnings Per Share             28
EX-27              Financial Data Schedule                       29
                    (in EDGAR transmission only)