Form 10-Q
period 1997-09-30
ONCORMED INC
filed 1997-11-14
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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

At October 31, 1997, there were 7,869,688 shares of Common Stock outstanding at a par value of $.01.

                                 ONCORMED, INC.

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I    FINANCIAL INFORMATION

          ITEM 1     Financial Statements                                                            3

                     Balance Sheets as of September 30, 1997 and December 31, 1996                   4

                     Statements of Operations for the Three Months Ended                             5
                     September 30, 1997 and 1996; for the Nine Months Ended September 30,
                     1997 and 1996; and for the Period from Inception (July 12, 1993)
                     Through September 30, 1997

                     Statements of Cash Flow for the Nine Months Ended                               6
                     September 30, 1997 and 1996 and for the Period from Inception
                     (July 12, 1993) Through September 30, 1997

                     Notes to Financial Statements                                                   7

          ITEM 2     Management's Discussion and Analysis of Financial                              12
                     Condition and Results of Operations

PART II   OTHER INFORMATION

          ITEM 1     Legal Proceedings                                                              25

          ITEM 2     Changes in Securities                                                          25

          ITEM 3     Defaults Upon Senior Securities                                                25

          ITEM 4     Submission of Matters To A Vote of Security Holders                            25

          ITEM 5     Other Information                                                              25

          ITEM 6     Exhibit and Reports of Form 8-K                                                25

Signatures                                                                                          26

Exhibit Index                                                                                       27

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        The balance sheet as of September 30, 1997, the statements of operations for the three months ended September 30, 1997 and 1996, for the nine months ended September 30, 1997 and 1996, and for the period from inception (July 12, 1993) through September 30, 1997, and the statements of cash flow for the nine months ended September 30, 1997 and 1996 and for the period from inception (July 12, 1993) through September 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended September 30, 1997 presented in the accompanying financial statements are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1996 has been taken from the audited financial statements.

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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                    As of                    As of
                                                                                September 30,             December 31,
                                                                                    1997                      1996
                                                                                -------------             ------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  2,197,385              $  6,031,809
  Short term investments                                                           1,236,057                 1,466,871
  Accounts receivable, net allowance for doubtful
    accounts of $40,000 and $32,000                                                  146,995                   129,366
  Other current assets                                                                50,404                   306,078
                                                                                ------------              ------------
  Total current assets                                                             3,630,841                 7,934,124
                                                                                ------------              ------------

Non-current assets:
  Property and equipment, net                                                      1,156,744                 1,179,851
                                                                                ------------              ------------
  Total non-current assets                                                         1,156,744                 1,179,851
                                                                                ------------              ------------

      TOTAL ASSETS                                                              $  4,787,585              $  9,113,975
                                                                                ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    193,393              $    680,575
  Accrued expenses and other liabilities                                             649,781                   593,037
  Payable to Oncor, Inc.                                                              62,476                   124,730
  Deferred revenue                                                                    88,794                    46,420
                                                                                ------------              ------------
    Total current liabilities                                                        994,444                 1,444,762
                                                                                ------------              ------------

Non-current liabilities:
  Note payable to Oncor Finance, Inc.                                                715,751                   715,751
  Deferred revenue                                                                     1,208                     3,583
                                                                                ------------              ------------

    Total non-current liabilities                                                    716,959                   719,334
                                                                                ------------              ------------

    TOTAL LIABILITIES                                                              1,711,403                 2,164,096
                                                                                ------------              ------------

Commitments And Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, none outstanding                                                          --                        --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 7,869,688 and 6,991,108 shares issued
    and outstanding, respectively                                                     78,697                    69,911
Additional paid-in capital                                                        30,166,994                25,741,842
Deferred compensation                                                                (99,692)                  (75,629)
Deficit accumulated during the development stage                                 (27,069,817)              (18,786,245)
                                                                                ------------              ------------
    TOTAL STOCKHOLDERS' EQUITY                                                     3,076,182                 6,949,879
                                                                                ------------              ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                    $  4,787,585              $  9,113,975
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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                           Period From
                                                                                                            Inception
                                                                                                         (July 12, 1993)
                                                                                                             Through
                                        Three Months Ended September 30,  Nine Months Ended September 30,  September 30,
                                               1997           1996            1997           1996              1997
                                           -----------     -----------     -----------    -----------     ------------

REVENUES                                   $   246,365     $   199,710     $   568,740    $   393,424     $  1,541,820

OPERATING EXPENSES:
  Cost of sales - direct                       140,170         115,056         304,816        185,713          766,620
  Laboratory operations                      1,257,116         722,013       2,630,774      2,090,317        8,992,806
  Selling, general and administrative        1,361,960       1,115,393       4,049,978      3,494,472       15,779,950
  Research and development                     160,070         178,479         582,231        483,208        2,542,239
  Acquired research and development
    projects in-process                             --              --       1,481,148             --        1,481,148
                                           -----------     -----------     -----------    -----------     ------------

     Total expenses                          2,919,316       2,130,941       9,048,947      6,253,710       29,562,763
                                           -----------     -----------     -----------    -----------     ------------

OPERATING LOSS                              (2,672,951)     (1,931,231)     (8,480,207)    (5,860,286)     (28,020,943)
Interest income                                 50,254         140,659         238,920        401,831        1,129,134
Interest expense                               (13,037)        (13,220)        (42,285)       (39,522)        (178,008)
                                           -----------     -----------     -----------    -----------     ------------

NET LOSS                                   $(2,635,734)    $(1,803,792)    $(8,283,572)   $(5,497,977)    $(27,069,817)
                                           ===========     ===========     ===========    ===========     ============




NET LOSS PER SHARE
 (unaudited)                               $     (0.34)    $     (0.26)    $     (1.08)   $     (0.82)    $      (4.78)
                                           ===========     ===========     ===========    ===========     ============


SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE
   (unaudited)                               7,828,790       6,990,907       7,654,504      6,743,075        5,662,639
                                           ===========      ==========     ===========    ===========     ============







       The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                 Period From
                                                                                                  Inception
                                                                      Nine Months Ended        (July 12, 1993)
                                                                         September 30,             Through
                                                                     1997            1996      September 30,1997
                                                                 -----------     -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(8,283,572)    $(5,497,977)    $(27,069,817)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization                                    424,465         375,951        1,467,912
    Amortization of deferred compensation                             52,637          41,049          256,653
    Write off of acquired in-process research
      and development costs                                        1,481,148              --        1,481,148
    Changes in operating assets and liabilities:
       Accounts receivable                                           (17,629)         18,215         (146,995)
       Other assets                                                  255,674             680          (50,404)
       Accounts payable                                             (487,182)         97,905          193,393
       Accrued expenses and other liabilities                         56,744        (156,464)         649,781
       Deferred revenue                                               39,999         (35,239)          90,002
       Payable to Oncor, Inc.                                        (62,254)         41,726           62,476
                                                                 -----------     -----------     ------------
       Net cash used in operating activities                      (6,539,970)     (5,114,154)     (23,065,851)
                                                                 -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (401,358)       (369,221)      (2,569,657)
  Purchases of short-term investments                                230,814      (2,277,883)      (1,236,057)
                                                                 -----------     -----------     ------------
       Net cash used in investing activities                        (170,544)     (2,647,104)      (3,805,714)
                                                                 -----------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                           2,779,177      13,912,825       25,199,667
  Net proceeds from sale of preferred stock                               --              --        2,990,439
  Net proceeds from exercise of stock options                         96,913          38,779          163,093
  Net proceeds from Note payable to Oncor Finance, Inc.                   --              --          715,751
  Decrease in deferred offering costs                                     --         299,815               --
                                                                 -----------     -----------     ------------
       Net cash provided by financing activities                   2,876,090      14,251,419       29,068,950
                                                                 -----------     -----------     ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                               (3,834,424)      6,490,161        2,197,385
CASH AND CASH EQUIVALENTS, beginning of period                     6,031,809         718,844               --
                                                                 -----------     -----------     ------------

CASH AND CASH EQUIVALENTS, end of period                         $ 2,197,385     $ 7,209,005     $  2,197,385
                                                                 ===========     ===========     ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange for software
         and technology                                          $        --     $        --     $     55,000
                                                                 ===========     ===========     ============
  Issuance of common stock in exchange for stock
         subscription receivable                                 $        --     $        --     $     25,000
                                                                 ===========     ===========     ============
  Issuance of common stock and warrants in exchange
         for research and development projects in-process        $ 1,481,148     $        --     $  1,481,148
                                                                 ===========     ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                      $    42,285     $    39,522     $    178,008
                                                                 ===========     ===========     ============


       The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1997
                                   (Unaudited)

1.      BUSINESS DESCRIPTION:

        Oncormed, Inc. (the "Company"), was incorporated on July 12, 1993, in the State of Delaware as a subsidiary of Oncor, Inc. ("Oncor"). Oncor currently owns approximately 25.4% of the Company's outstanding common stock. The Company was formed to develop and provide gene-based cancer diagnostic testing and information services for physicians, hospitals, clinical laboratories and pharmaceutical companies. The Company is in the development stage and has a limited operating history, has incurred operating losses since its inception and expects losses to continue and increase. Since its inception, the Company has been engaged in research and development programs and organizational efforts, including the development of its services, recruiting its scientific and management personnel, establishing initial marketing capabilities, engaging its Scientific Advisory Board and raising capital. The Company's services are currently offered principally in the United States. There can be no assurance that the Company will be successful in the development or commercialization of its services or that any required additional financing will be available when needed or on terms acceptable to the Company.

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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

2.      SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

        Accrued Expenses

        At September 30, 1997, accrued expenses consisted of approximately $248,000 for payroll and related expenses, $337,000 in professional/legal fees, $42,000 for marketing/operations costs and $23,000 in other expenses.

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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.      RELATED-PARTY TRANSACTIONS:

        License Agreement

        Previously, under the license agreement with Oncor, the Company was obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the agreement, equal to the greater of (i) six percent of the Company's net sales revenues resulting from services based on Oncor's technologies, subject to certain adjustments, or (ii) $100,000. In February 1997 the Company and Oncor agreed to certain changes to the license agreement with Oncor (as amended, the "Oncor Agreement"). Fees payable to Oncor under the license agreement with Oncor and the Oncor Agreement of approximately $50,000, $50,000 and $842,000 are included in laboratory operations expense for the three months ended September 30, 1997, 1996 and the period from inception (July 12, 1993) to September 30, 1997, respectively.

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

        Services Agreements with Oncor, Inc. and Affiliates

        As of September 30, 1997, the Company owed Oncor and Codon Pharmaceuticals, Inc. ("Codon", a 41.6 percent owned affiliate of Oncor) $62,476 for charges which include fees payable under the Oncor Agreement and equipment rental. In addition, in June 1994 the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,804 for the three months ended September 30, 1997.

        Related party revenues and expenses are as follows:


                                                                                                        Period from
                                                                                                        Inception
                                                     Three Months                Nine Months         (July 12, 1993)
                                                  Ended September 30,         Ended September 30,         Through
                                                ----------------------    ------------------------     September 30,
                                                   1997         1996         1997           1996           1997
                                                --------      --------    --------        --------      --------
       Sales to related party                   $    --       $   120     $     --        $  5,700      $ 47,880
       Operating expenses to related party:
         Laboratory operations                   68,000        68,000      204,000         204,610       968,610
         Selling, general and administrative         --           463           --           3,188       977,896
         Research and development                    --        17,946        1,039          53,838       208,821


      Of the related party expenses for the three months ended September 30, 1997, $18,000 in laboratory operations was for equipment rental from Codon and $50,000 was related to license fees under the Oncor Agreement.

4.    DEFERRED REVENUES:

      Deferred revenues consist of prepaid amounts related to laboratory testing and prepaid fees related to various risk assessment service agreements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

5.    STOCKHOLDERS' EQUITY:

      Stock Option Plan

      As of September 30, 1997, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 1,914,000 shares had been granted. After giving effect to the cancellation of stock options, shares available for issuance were 511,900 as of September 30, 1997. Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $9,213, $12,988, and $225,251 has been recognized for the three months ended September 30, 1997 and 1996 and for the period from inception (July 12, 1993) to September 30, 1997, respectively.

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

OVERVIEW

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of September 30, 1997, the Company's accumulated deficit was approximately $27.1 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. Revenues are principally derived from providing genetic testing and information services and, to a lesser extent, software licensing associated with its risk assessment service. Revenues from the Company's services, other than its risk assessment service, are recognized as they are provided. Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. (See Note 1 to the Financial Statements.)

RESULTS OF OPERATIONS

Revenues for the three months and nine months ended September 30, 1997 were $246,365 and $568,740 compared to $199,710 and $393,424 for the same periods in 1996. The increase in revenues is primarily due to an increase in laboratory testing services. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $140,170 and $304,816 for the three months and nine months ended September 30, 1997 compared to $115,056 and $185,713 for the same periods in 1996. Cost of sales - direct includes costs for supplies, direct labor, shipping, royalties (other than those under the Oncor Agreement), and reference laboratory fees for testing services and computer hardware costs associated with the Company's risk assessment services. The increase in cost of sales - direct for the three months reflects the corresponding increase in the Company's revenues.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:
(Continued)


Laboratory operations expenses were $1,257,116 and $2,630,774 for the three months and nine months ended September 30, 1997 compared to $722,013 and $2,090,317 for the same periods in 1996. The increase in laboratory operations expense for the three months was due to a one time up-front fee paid to Cancer Research Campaign Technology Limited for the grant of a license of patents and patent applications related to the BRCA2 gene and related discoveries and other laboratory expenses. The Company believes that a greater portion of laboratory expenses will be included in cost of sales - direct as sales of the Company's services increase. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and laboratory equipment rental paid to Codon.

Selling, general and administrative expenses were $1,361,960 and $4,049,978 for the three months and nine months ended September 30, 1997 compared to $1,115,393 and $3,494,472 for the same periods in 1996. General and administrative expenses were $1,073,095 and $3,112,728 for the three months and nine months ended September 30, 1997, respectively, compared with $822,258 and $2,533,234 for the three months and nine months ended September 30, 1996, respectively. The increase in general and administrative expenses was due to increased professional fees, the addition of personnel and related costs, and increased depreciation expense. Selling expenses were $288,865 and $937,250 for the three months and nine months ended September 30, 1997, respectively, compared with $293,135 and $961,238 for the three months and nine months ended September 30, 1996, respectively. Selling expenses remained relatively constant between the two periods. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services. For the three months and nine months ended September 30, 1997, there were no related party selling, general and administrative expenses compared to $463 and $3,188 for the corresponding periods in 1996.

Research and development expenses were $160,070 and $582,231 for the three months and nine months ended September 30, 1997, respectively, compared to $178,479 and $483,208 for the same periods in 1996. The decrease in research and development expenses was due to the reduced need for outside consultants on various projects. There were no related party expenses for the three months ended September 30, 1997. Related party expenses for the nine months ended September 30, 1997 consisted of the costs associated with consulting services.

Acquired research and development projects in process was $0 and $1,481,148 for the three months and nine months ended September 30, 1997, respectively. There were no associated expenses for the same periods in 1996. A one-time write off of $1,481,148 during the first quarter of 1997 was associated with a License, Services and Marketing Agreement with Incyte Pharmaceuticals Inc. (the "Incyte Agreement").

Total related party expenses, other than the expenses incurred in connection with the Oncor Agreement, will continue to decrease and remain nominal in the future.

Interest income was $50,254 and $238,920 for the three months and nine months ended September 30, 1997, respectively, compared to $140,659 and $401,831 for the same periods in 1996. The decrease in interest income was due to the decreased amounts available for investment. Interest expense was $13,037 and $42,285 for the three months and nine months ended September 30, 1997, respectively compared to $13,220 and $39,522 for the same periods in 1996.

For the reasons set forth above, net operating losses were $2,635,734 and $8,283,572 for the three months

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:
(Continued)


and nine months ended September 30, 1997, respectively, compared to $1,803,792 and $5,497,977 for the same periods in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. The Company's operations have been funded through a $1.0 million capital infusion by Oncor, a $3.0 million private placement of equity securities, approximately $716,000 in advances from Oncor, approximately $7.4 million of net proceeds from the Company's initial public offering, approximately $13.9 million of net proceeds from the Company's follow-on offering completed in February 1996 and $3.0 million in proceeds related to the Incyte Agreement completed in February 1997. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so.

Cash used in operating activities was approximately $6.5 million for the nine months ended September 30, 1997 compared with approximately $5.1 million for the same period in 1996. The increase was attributable to an increase in the net operating loss for the nine months ended September 30, 1997.

Cash used in investing activities was $170,544 for the nine months ended September 30, 1997 compared to $2,647,104 for the same period in 1996. The decrease was due to a larger amount of short term investments purchased in 1996.

Cash provided by financing activities was $2.9 million for the nine months ended September 30, 1997 compared with $14.3 million for the same period in 1996. In the first quarter of 1996, the Company completed the follow-on offering which resulted in net proceeds of approximately $13.9 million.

Minimum payments due under lease commitments and various research, license and consulting agreements, excluding payments associated with the Oncor Agreement, will be approximately $479,713 through 1998.

Pursuant to a License Agreement (the "BRCA2 Agreement"), dated July 7, 1997, by and among the Company, Cancer Research Campaign Technology Limited ("CRCT") and Duke University ("Duke"), CRCT and Duke have granted the Company an exclusive, worldwide royalty-bearing license to certain patents and patent applications relating to the BRCA2 gene and related discoveries (the "BRCA2 Technology") for the purpose of providing diagnostic services, diagnostic products and research products relating thereto. In consideration of the grant of the license, the Company has paid CRCT an up-front fee. Contemporaneously, the Company granted back to CRCT and Duke certain limited rights to use the BRCA2 Technology to provide diagnostic services to any UK National Health Service Hospital and to patients affiliated with Duke, respectively. Unless terminated earlier in accordance with its terms, the BRCA2 Agreement expires, on a country-by-country basis, on the date of expiration of the last to expire BRCA2 patent in such country or, if no BRCA2 patent is granted in a given country, ten (10) years after the first commercial provision of diagnostic services or diagnostic products in such country.

The Company has incurred negative cash flows from operations since its inception. The Company has

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:
(Continued)



expended, and will continue to expend substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. At October 31, 1997, the Company had cash, cash equivalents and short term investments of approximately $2.6 million. The Company plans to fund its operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and technological advances and other factors. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The Company is currently evaluating options for raising additional financing. The terms and prices of any future financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

OTHER MATTERS

In July 1997, the U.S. Patent and Trademark Office issued to Oncormed, Inc. a patent (No. 5,642,936) regarding a novel bioinformatics method with applications ranging from an analytic tool in genomics discovery to a screening method for the identification of patients at risk for particular diseases.

In August 1997, the U.S. Patent and Trademark Office issued to Oncormed, Inc. a patent (No. 5,654,155) for a full length coding sequence of the BRCA1 gene which encodes the entire BRCA1 protein. Oncormed's rights in the patented BRCA1 gene sequence include therapeutics, diagnostic products and diagnostic services. Mutations of the BRCA1 gene are associated with breast, ovarian and prostate cancer.

In October 1997, the Company entered into an agreement with Affymetrix, Inc. to expand its collaboration to co-develop a BRCA1/BRCA2 geneChip array. Upon successful completion of the co-development project, Affymetrix can sell the BRCA1/BRCA2 geneChip arrays on which the Company would earn royalties. In addition, Affymetrix, Inc. licensed diagnostic rights to the BRCA1 and BRCA2 genes from the Company.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:
(Continued)

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of September 30, 1997, the Company's accumulated deficit was approximately $27.1 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

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

The Company's rights to technologies licensed to the Company from third parties through Oncor are subject to various provisions in the license agreements between such third parties and Oncor. No assurance can be given that Oncor will perform its obligations under such agreements, that such agreements will not be terminated or that such agreements can be renewed upon termination or expiration. If Oncor breaches such agreements or otherwise fails to comply with such agreements, or if such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which would have a material adverse effect on the Company's business, financial condition and results of operations. Oncor currently owns approximately 25.4% of the Company's outstanding common stock. Accordingly, Oncor may be able to effectively control or influence certain actions such as the election of directors and the authorization of certain transactions that require stockholder approval and be able to otherwise effectively control the Company's policies without concurrence of the Company's other stockholders. In addition, Stephen Turner, Chief Executive Officer of Oncor, is a director of the Company, and Timothy J. Triche, M.D., Ph.D., a director of Oncor, is the Chief Executive Officer and Chairman of the Board of Directors of the Company.

Additional Financing Requirements; Access to Capital

The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company plans to fund its operations and capital expenditures from its current cash and future revenues as well as from other sources. The Company's cash requirements may vary materially from those now planned because of variations in either the amount or timing of anticipated revenues or anticipated expenses, relations with strategic partners, changes in the focus and direction of the Company's research and development programs, the extent of its sales and marketing efforts and laboratory operations, the size and timing of any acquisitions, competitive and technological advances and other factors. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet the Company's operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financing and collaborative or other arrangements with corporate partners and others. The Company is currently evaluating options for raising additional financing. The terms and prices of any future financings may be significantly more favorable to investors than to the Company's existing stockholders. No assurance can be given that any required additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, its sales and marketing efforts or certain other aspects of its business or to license to third parties the rights to commercialize services or technologies that the Company would otherwise undertake itself. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

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


institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain collaborative and license arrangements, including an arrangement with HCI, Affymetrix, ZENECA Diagnostics, Incyte, and CRCT/Duke and is continually seeking to enter into additional arrangements with other collaborators and licensors. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor Agreement, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

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

Patents and Proprietary Rights

The Company relies on a combination of trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. To date, a patent has been issued to the Company in early August 1997 related to the BRCA1 gene and a patent has been issued in Europe to CRCT/Duke in October 1997 related to the BRCA2 gene. Although the Company and certain of the Company's licensors and sublicensors have or may have additional patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:
(Continued)


patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that current or future patents issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including potential competitors, have filed patent applications relating to certain genes and genetic mutations, including the BRCA1, BRCA2 and p16 genes and related mutations, underlying certain of the Company's services, and may in the future file additional patent applications relating to genes and genetic mutations. In the event that any such patents are issued to such parties, such patents may preclude the Company, its licensors and sublicensors from obtaining patent protection for their technologies and discoveries, may hinder or prevent the Company from providing related genetic testing services and could require the Company to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of others' proprietary rights or to enforce the Company's patent, copyright, trade secret and license and sublicense rights. The failure by the Company to obtain any such licenses, if required, and the Company's involvement in such litigation, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                    None.

Item 3        Defaults Upon Senior Securities

                    None.

Item 4        Submission of Matters to a Vote of Security Holders

                    None.

Item 5        Other Information

                    None.

Item 6        Exhibits and Reports on Form 8-K

              (a)   Exhibits filed as part of this Form 10-Q
                    Exhibit 11        Calculation of Earnings Per Share.
                    Exhibit 27        Financial Data Schedule (in EDGAR Filing, only).
                    10.36*            License Agreement, dated July 7, 1997, between the Company, Cancer
                                      Research Campaign Technology Limited and Duke University

              (b)   Reports on Form 8-K

                    None.




              * Confidential treatment requested.

                                   SIGNATURES




             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             ONCORMED, INC.





Date:  November 13, 1997              /s/ DR. TIMOTHY J. TRICHE
                                  -------------------------------------------------------------------------------------
                                  Dr. Timothy J. Triche, Chairman and Chief Executive Officer



Date:  November 13, 1997             /s/  DR. DOUGLAS DOLGINOW
                                  -------------------------------------------------------------------------------------
                                  Dr. Douglas Dolginow, President and Chief Operating Officer



Date:  November 13, 1997             /s/ L. ROBERT JOHNSTON, JR.
                                  -------------------------------------------------------------------------------------
                                  L. Robert Johnston, Jr., Vice President and Chief Financial Officer

                                 ONCORMED, INC.

                EXHIBIT INDEX

Exhibit No.     Description                                                         Page No.
-----------     -----------                                                         --------

EX-11           Calculation of Earnings Per Share                                    28
EX-27           Financial Data Schedule                                              29
                 (in EDGAR transmission only)
10.36           License Agreement, dated July 7, 1997, between the Company,
                Cancer Research Campaign Technology Limited and Duke University