Form 10-K405
period 1997-12-31
ONCORMED INC
filed 1998-03-31
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

    ( X )        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                              TITLE OF EACH CLASS
                              --------------------
                          COMMON STOCK, PAR VALUE $.01

-------------------------------------------------------------------------------

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.    X
                ------

AT MARCH 3, 1998, ONCORMED, INC. HAD 7,882,833 SHARES OF COMMON STOCK, PAR VALUE $.01, OUTSTANDING.

WHILE IT IS DIFFICULT TO DETERMINE THE NUMBER OF SHARES OWNED BY
NON-AFFILIATES, THE REGISTRANT ESTIMATES THAT THE AGGREGATE MARKET VALUE OF ITS COMMON STOCK ON MARCH 3, 1998 (BASED UPON THE CLOSING PRICE OF THESE SHARES ON THE AMERICAN STOCK EXCHANGE) HELD BY NON-AFFILIATES WAS APPROXIMATELY $38,224,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

ITEMS 10, 11, 12 AND 13 OF PART III ARE INCORPORATED BY REFERENCE FROM A PORTION OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FURNISHED TO STOCKHOLDERS IN CONNECTION WITH THE 1998 ANNUAL MEETING OF STOCKHOLDERS.

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

BUSINESS OVERVIEW

Oncormed, Inc. (the "Company") was incorporated on July 12, 1993 in the State of Delaware. Oncormed is a genomics services company that characterizes newly discovered genes to establish their medical relevance and provides molecular profiling of patients for pharmacogenomic and therapeutic purposes. The Company's mission is to accelerate the translation of cancer-related genetic discoveries into clinically-useful products and services through strategic collaborations with pharmaceutical, genomic and biotechnology companies.

The Company believes that components of its gene characterization and molecular profiling platforms may be integrated into the continuum of products and services that are part of the diagnosis, management, and therapeutic treatment of cancer. Over the past year, the Company has entered into collaborations with leading pharmaceutical, biotechnology, and genomics companies to facilitate the commercialization of such partners' products and services.

GENE CHARACTERIZATION

In recent years, the advent of sophisticated genomics technologies has led to an acceleration in the discovery of new gene targets. A gene target can be identified by traditional positional cloning, by assembly of expressed sequence tag ("EST") fragments into full length genes, or by identification of novel genes from expression technologies including microarrays. Today there are tens of thousands of new gene targets identified for which genomics companies, biotechnology companies and pharmaceutical companies are trying to determine the medical relevance and commercial significance. Prior to the commercialization of any gene discovery into a new diagnostic or therapeutic, however, the gene must by fully characterized.

Oncormed is developing a gene characterization program that combines its proprietary tools and methodologies with its clinical expertise in order to fully characterize newly discovered genes. Gene characterization consists of the following steps: (i) determining which gene targets to characterize; (ii) determining a frequently-occurring sequence ("consensus sequence"); (iii) identifying disease-causing mutations and modifiers of gene function; and (iv) identifying disease-related genetic pathways.

Determine which Gene Targets to Characterize.   The gene characterization
process begins with tissue-specific expression analysis of gene targets, that is, the identification of the tissues in the body that express a targeted gene under different clinical and therapeutic conditions. These targets may be gene fragments, such as from an EST database, or they may be partial or full length genes whose sequence, size, and function is not known. The specificity of the gene's expression determines the gene's viability as a target for diagnostic or therapeutic development. Only after a gene is determined to cause a particular disease or modify a therapeutic effect does it become a target for pharmaceutical and diagnostic development.

To determine which gene targets to characterize and to determine the full gene sequence of those gene targets of interest, the Company utilizes its proprietary pattern recognition methodology ("Recognizer"), its biorepository of tissue samples and associated clinical database, and a sophisticated high-fidelity, high-throughput sequencing facility. In addition, Company scientists have extensive experience using proprietary EST databases including both Human Genome Science's database and Incyte's LifeSeq database as well as public EST databases.

Consensus Sequence Discovery. The next step in the gene characterization process is the determination of the normal sequence(s) of the disease-causing gene. A normal sequence that occurs frequently within a population is referred to as a "consensus sequence". This is similar to the recognized variations of "normal" that lead to the common ABO blood groups in human populations. Determining the consensus sequence(s) for a given population is essential to successful therapeutic and diagnostic development. For example, in order to develop an effective gene therapy in which a defective protein is either replaced with, or restored to, the normal protein, a consensus sequence that produces the normal protein is a potential starting point. For diagnostics, a consensus sequence provides a benchmark for comparison when testing patient samples. The Company has developed a proprietary methodology to determine the consensus sequence(s) of a disease-causing gene. The application of this methodology led to the determination of a consensus sequence of the BRCA1 gene, for which the Company was issued a patent in August 1997.

Genetic Mutation Determination. After determining the consensus sequence for a gene, the next step is to determine the mutations within the gene that are associated with disease and modification of therapeutic response. Utilizing a proprietary mutation methodology, the Company is able to identify the entire range of mutations of the disease-causing gene that could lead to the development of a disease. Upon identifying the range of mutations, the Company utilizes high fidelity sequencing and mutation detection technologies to single out those mutations that result in disease or modified therapeutic response. Mutations identified in diseased tissues are then compared against non-diseased tissues to further validate disease-causing mutations. The Company intends to commence development of functional assays with associated chemistries to scan large numbers of mutations in areas of the protein to quickly identify disease-causing mutations. The Company has filed several patent applications relating to its genetic mutation discoveries and methodologies.

Gene Pathway Identification. Although single gene targets are important, to fully understand a specific disease it is essential to identify patterns of expression for the interaction of multiple genes, otherwise known as "genetic pathways." Understanding the genetic pathways as they relate to a disease state allows for the development of multiple therapeutic interventions. The Company is developing an expertise to determine patterns of interrelated gene expression using its patented Recognizer methodology. In addition, methodologies and technologies such as those available to the Company through its collaboration with Affymetrix for gene expression chips, combined with the Company's tissue sample biorepository, provide the Company with the ability to further perform pathway analysis.

MOLECULAR PROFILING

Patients diagnosed with seemingly identical types of cancer using conventional methods often have different outcomes and experience varying side effects with respect to the same therapeutic intervention. One important source of this variation is the individual patient's genetic makeup, or genotype. Molecular profiling refers to the study and prediction of how patients are likely to respond to a drug based on their genotype. The Company provides its molecular profiling services (i) to help therapeutic companies successfully identify appropriate clinical trial candidates (e.g., those who are chemosensitive or who have a particular genetic defect), (ii) to stratify clinical trial participants to ascertain the molecular basis of varying treatment responsiveness, and (iii) to conduct post-therapy monitoring. The Company believes that its molecular profiling services may help pharmaceutical and biotechnology companies accelerate the time required for drug evaluation and registration, thereby reducing development costs and improve the likelihood of success of new drugs in clinical trials. The Company also believes that genetic information will become increasingly important to the United States Food and Drug Administration in reviewing and approving new drugs, and to physicians in treating patients.

The Company believes that eventually a substantial portion of all cancer patients may be diagnosed and treated based on genetic information provided by molecular profiles. The information provided by these profiles should help physicians better manage cancer patients and their family members by more accurately diagnosing cancer, selecting appropriate therapies, monitoring drug responsiveness, identifying early recurrence and determining if other family members are at risk. The Company also believes that incorporating molecular profiles into therapeutic development will lead to the identification of new selective drugs of proven efficacy, more effective and less expensive treatments, and improved outcomes.

The Company has a proven track record in rapidly translating genomic discoveries into molecular profiles for use in patient management and therapeutic development. By leveraging its expertise and its proprietary technology platform, the Company believes that it can become a provider of molecular profiling services for use in clinical diagnostics and therapeutic development.

Molecular profiles can vary from analysis of a single gene to analysis of thousands of genes to determine why some patients respond to one drug and not another, why some patients die of their disease while others survive, or to determine if a disease has been successfully treated or is going to recur. Molecular profiles can give information on prognosis, susceptibility, and early detection, and may predict drug responsiveness.

p53 Profiling. Recent clinical research has indicated that p53 gene mutations can be predictive of both patient survival and response to therapy. The Company has established extensive expertise in pharmacogenomics through its work on the p53 tumor suppressor gene. Defective in over half of all major cancers, p53 is the focus of several gene therapy trials. Since studies have demonstrated that p53 status causes differing responses by cancer patients to traditional interventions, such as chemotherapy and radiation therapy, a patient's p53 status is a differentiating variable in a growing number of cancer-related clinical trials.

TumorCheck(TM). Ascertaining if a cancer has spread beyond its tumor margins into the surrounding tissue and lymph nodes is also important in accurately determining prognosis and selecting treatment. Conventional techniques of determining whether cancer surgery has been successful rely on microscopic analysis of tissue by a pathologist using largely subjective criteria. Recent studies have found that in more than 20% of head and neck and colon cancer patients in which conventional microscopic analysis by a pathologist indicated that the surrounding tissue and lymph nodes were normal and cancer free, molecular analysis correctly detected the presence of cancer cells which proved highly predictive of relapse.

The Company has developed a molecular staging service, TumorCheck(TM), which can detect one cancer cell in 10,000 normal cells and can help surgeons and pathologists detect cancer cells present at the margins of resected tumors and lymph nodes. The initial TumorCheck(TM) application focuses on head and neck cancer with additional targets to potentially include breast and colorectal cancers. The Company may initiate additional development work to enhance this service and the underlying technology. The Company believes that this service will assist pharmaceutical companies in identifying populations of patients that might benefit from earlier and more aggressive therapeutic intervention and oncologists and other physicians in determining whether additional treatment after surgery is warranted.

Susceptibility. Up to 10% of all cancers result from the mutation of an inherited gene that indicates a susceptibility or increased risk for developing certain cancers. The Company provides confirmation of inherited susceptibility to the major cancer syndromes for which gene discoveries have been made: breast/ovarian (BRCA1, BRCA2), colorectal (MSH2, MLH1), melanoma (p16) and thyroid (RET). Cancers that arise because of mutations in susceptibility genes may be managed by different surgical and therapeutic methods than other cancers and often have unique clinical behavior. By assisting pharmaceutical companies and physicians in determining which individuals have cancer or are at cancer risk because of a mutation in a susceptibility gene, better therapeutic management and targeting can occur.

Early Detection. The identification of molecular changes in certain bodily fluids and tissues may allow for the detection of cancer at a much earlier stage than is possible using conventional methods, which are designed to detect tumor masses or the presence of large numbers of cancer cells. The five-year survival rate for most major cancers is substantially higher when detected at an early, localized stage, as compared to when the cancer has spread to the lymph nodes or other organs. For example, when detected early, the five-year survival rate for bladder cancer is approximately 92%, compared with approximately 48% when there is regional lymph node involvement, and approximately 8% when the cancer has spread to other organs. The Company believes that the use of molecular profiling in the early detection of cancer will reduce the need for invasive and costly treatments, improve the efficacy of available therapies and increase the likelihood of early therapeutic treatment and survival.

According to the American Cancer Society, approximately 54,000 new cases of bladder cancer were diagnosed in 1997 in the United States. The Company is developing a molecular profile service designed to detect bladder cancer at a stage where there are no physical symptoms detectable using currently available conventional methods. The Company believes that the underlying methods and technologies for its bladder cancer service can be applied to the early detection of other cancers, including cervical, colorectal and lung.

TECHNOLOGY PLATFORM

Oncormed has developed, and is commercializing, a set of proprietary tools and methodologies designed to characterize genes. The following describes the Company's existing proprietary technologies and methodologies and additional technologies under development.

Pattern Recognition Methodology (the "Recognizer"). In July 1997, the Company was issued a patent for a novel bioinformatics method which can be used as an analytical tool in genomics discovery. The

Recognizer uses artificial intelligence to identify patterns in large data sets and is distinct from other approaches to pattern recognition, such as neural networks and traditional data mining techniques. Unlike the latter, which rely on potentially subjective human opinion to determine which cases in a database represent a particular pattern, the Recognizer is entirely data driven. The Company believes the Recognizer can be used in a variety of applications including gene expression databases to identify genes and gene pathways that will be of therapeutic and diagnostic importance.

High Throughput/High Fidelity Sequencing. The Company utilizes automated, gel-based DNA sequencing for several of its services, including the determination of consensus sequence(s) of disease-causing genes. The application of this proprietary sequencing methodology led to the determination of a consensus sequence of the BRCA1 gene, for which the Company was issued a patent in August 1997. Under the Company's collaboration with Incyte, the Company has licensed Incyte's gel-based sequencing technology improvements, providing the Company with an enhancement of the efficiency and capacity of its gene sequencing capabilities. The Company's clinical services have been further enhanced through additional refinements, including an increase of its sequencing capacity, while maintaining high fidelity and accuracy.

Biorepository. The Company's genomics biorepository, consisting of thousands of well-characterized, high quality tissue samples and associated clinical data (the "Biorepository"), is an important component of the Company's gene characterization program. As part of the Company's tissue-specific expression analysis, disease correlation, and gene pathway identification efforts, the Biorepository provides a database for comparison of newly-discovered genetic information with known tissue samples and related clinical data. These tissues and clinical data are used to trace the genetic profile of diseased cells as they progress from normal to atypical to malignant. The Company believes that the ability to identify the specific molecular changes that occur at different points in the disease pathway will lead to a better understanding of the disease process itself and will identify markers which potentially can be used for the improved management of disease.

HCI Database and DNA Library. Through an exclusive, worldwide license, the Company has commercialization rights to Hereditary Cancer Institute's ("HCI") extensive cancer family history database, which includes over 125,000 individuals. The Company also has commercialization rights to HCI's DNA library, which includes more than 2,000 immortalized blood cell lines. The HCI database and DNA library have been involved in many cancer gene discoveries. The Company believes that the HCI database and DNA library may help to facilitate additional new cancer gene discovery and support the correlation of gene mutations with cancer expression, prognosis and treatment effectiveness.

DNA GeneChip Technology. In September 1996, the Company entered into an initial collaboration with Affymetrix, Inc. ("Affymetrix"), to co-develop and validate diagnostic services using the Affymetrix GeneChip system for analysis of genes associated with cancer, beginning with p53. The GeneChip system is designed to provide rapid genetic analysis using miniaturized, high-density arrays of DNA probes, or "chips," and proprietary software to analyze and manage genetic information. The GeneChip is a glass chip onto which an array of tens of thousands of short DNA fragments or probes has been simultaneously synthesized. If the DNA in a sample fragment finds its complement with the DNA on the chip, it binds and a signal is detected and read by an automated reader.

In August 1997, Affymetrix began selling p53 GeneChip systems for research purposes and the Company anticipates introducing a CLIA-certified GeneChip-based p53 assay as part of its pharmacogenomics and clinical diagnostic services in the first half of 1998. In October 1997, the Company and Affymetrix expanded their collaboration to include the co-development of a BRCA1 and BRCA2 GeneChip system which the Company intends to use for its molecular profiling services.

The Company utilizes the Affymetrix gene expression microarrays in its tissue-specific expression analysis, disease correlation, and gene pathway identification programs. Affymetrix supplies the Company with GeneChip probe arrays that will simultaneously monitor the expression of up to 250 genes associated with cancer in patient tumor samples. Using these probe arrays, the Company expects to identify patterns of expression that correlate with particular disease outcomes or suggest particular courses of treatment and develop additional intellectual property. The Company is working with Affymetrix to further enhance its GeneChip technology to increase the utility of the GeneChip technology for genomics gene characterization.

In March 1998, the Company and Affymetrix expanded the collaboration to include the co-development of a gene expression database to be used by third parties as a tool in drug development.

Additional Programs. The Company has established and continues to expand its comprehensive technology platform of high throughput/high fidelity gene sequencing and various DNA amplification, gene screening and mutation detection technologies. In addition to the anticipated introduction of the p53 GeneChip system in the first half of 1998, the Company has acquired sublicenses, exclusive in certain fields of use, through an agreement with Oncor, Inc. ("Oncor Agreement"), for certain proprietary technologies which are applied in molecular profiling, including a functional gene assay, microsatellite instability technology and a molecular staging assay.

Functional Gene Assay. A difficulty confronting the use of various genetic mutation detection technologies in the clinical setting is determining whether a specific mutation is biologically significant. Some mutations do not affect the function of the proteins produced by the gene and thus have no known biological or clinical relevance. However, genetic mutations that affect function can cause disease. The Company has acquired a worldwide sublicense, through Oncor, exclusive in certain fields of use, from the Massachusetts General Hospital to use a functional gene assay and is currently applying this technology to the detection of p53 mutations. Additional functional assays may be co-developed by the Company and its collaborators, including assays for BRCA1 and BRCA2 (breast and ovarian cancers) and MSH2 and MLH1 (nonpolyposis colorectal cancer). The functional gene assay allows for a simple determination of whether a mutation is biologically significant and also is able to detect mutations faster and more cost-effectively than gene sequencing.

Microsatellite Instability Analysis. While all cancer cells have some type of genetic mutation, only certain mutations cause a genetic instability to occur. Genetic instability is recognized by abnormal expansions or deletions of normally present short, repetitive sequences in the DNA. These expansions or deletions, called microsatellite alterations, are present in tumor DNA but not in normal DNA and are often indicative of the presence of cancer. The Company believes the detection of the genetic instability associated with these alterations will provide a fast, reliable and sensitive method for the early detection of certain cancers. The Company has a worldwide sublicense, through Oncor, exclusive in certain fields of use, for technology from The Johns Hopkins University to detect the microsatellite alterations associated with genetic instability. Using an optimized set of DNA markers and reagents, the Company is developing the analytical capabilities to detect the genetic instabilities associated with bladder cancer. Although the initial results under a clinical study are encouraging, additional work needs to be performed to optimize specimen collection, analysis and result interpretation. The Company believes microsatellite instability analysis also can eventually be applied to the early detection of colon, cervical and lung cancers.

Molecular Staging Assay. Conventional techniques of determining whether cancer surgery has been successful rely on a pathologist using a microscope to make certain evaluations based largely on subjective criteria. Recent studies have found that in more than 20% of head and neck and colon cancer patients in which conventional microscopic analysis by a pathologist indicated that the surrounding tissue and lymph nodes were normal and cancer free, molecular analysis detected the presence of cancer cells. Utilizing a proprietary process sublicensed through Oncor, exclusive in certain fields of use, from The Johns Hopkins University, the Company is able to detect one cancer cell in 10,000 normal cells in the tissue surrounding surgically removed tumors or lymph nodes. This process forms the basis of the Company's TumorCheck(TM) service. The initial application will be head and neck cancer with additional targets to potentially include breast and colorectal cancers. The Company may initiate additional development work to enhance this service and the underlying technology.

COLLABORATIVE RELATIONSHIPS

Incyte Pharmaceuticals, Inc.

Pursuant to a License, Services and Marketing Agreement (the "Incyte Agreement"), dated February 25, 1997, the Company and Incyte have formed a collaboration in clinical genomics. The term of the Incyte Agreement expires on February 25, 2000 (the "Initial Term") unless extended by mutual agreement or earlier terminated in accordance with its terms.

The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase a specified minimum of Collaborative Services during each year of the Initial Term. The Company has recently started to provide this service under the multi-year collaboration and expects to begin recognizing revenues relating to this service during 1998. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license, the Company has issued to Incyte shares of the Company's Common Stock and a warrant to purchase additional shares of the Company's Common Stock.

As part of this multi-year collaboration, the Company is providing tissues and associated clinical data to Incyte for sequencing and entry into Incyte's proprietary databases. The information entered into Incyte's databases will be owned by Incyte. The Company expects to begin recognizing revenues relating to this service during 1998.

Affymetrix, Inc.

In September 1996, the Company entered into an agreement with Affymetrix to collaborate in the development and clinical validation of genetic testing services using the Affymetrix GeneChip system for analysis of genes associated with cancer beginning with the p53 gene. The GeneChip system is designed to provide rapid genetic analysis using miniaturized, high-density arrays of DNA probes, or "chips", and proprietary software to analyze and manage genetic information. The GeneChip is a glass chip onto which an array of tens of thousands of short DNA fragments or probes has been simultaneously synthesized. If the DNA in a sample fragment finds its complement with the DNA on the chip, it binds and a signal is detected and read by an automated reader. The Company expects to introduce the first CLIA-certified p53 GeneChip assay as part of its molecular profiling services in the first half of 1998.

In October 1997, the Company expanded its collaboration with Affymetrix. Under the new agreement, the companies will co-develop a GeneChip system for BRCA1 and BRCA2 genotyping. The Company will design and validate the BRCA1 and BRCA2 GeneChip array which will be manufactured by Affymetrix. Oncormed will own intellectual property related to the BRCA1/BRCA2 assays with certain rights to Affymetrix. Upon successful completion, Affymetrix can sell the BRCA1/BRCA2 GeneChip arrays. In return, Oncormed will receive royalties on all BRCA1 and BRCA2 array sales. In addition, Affymetrix will supply the Company with GeneChip probe assays that will simultaneously monitor the expression of up to 250 genes associated with cancer in patient tumor samples. These arrays are expected to identify patterns of expression that correlate with particular disease outcomes or suggest particular courses of treatment, and establish the utility of gene expression arrays as a cancer disease management tool. The initial term of the new agreement is three years.

In March 1998, the Company and Affymetrix expanded the collaboration to include the co-development of a gene expression database to be used by third parties as a tool in drug development. Affymetrix will design and supply custom and standard expression monitoring GeneChip probe arrays and related technology. The Company will contribute tissue samples and apply its expertise in tissue pathology and molecular genetics to generate high resolution gene expression data. Affymetrix will be responsible for marketing the database, with net revenues from subscriptions to be shared equally between the parties. In addition to the database collaboration, the Company may provide GeneChip expression analysis services to third parties with a royalty to Affymetrix. The term of the new collaborative project has not yet been defined.

ZENECA Diagnostics.

During August 1996, the Company and ZENECA Limited, acting through ZENECA Diagnostics, entered into a five-year Collaboration Agreement under which ZENECA Diagnostics will supply Oncormed with proprietary cancer reagents based on the patented ZENECA ARMS technology for use by the Company's advanced cancer genetic testing laboratory in the U.S. The agreement automatically renews for successive twelve-month periods unless terminated by either party. Use of ZENECA Diagnostics reagents will enable the Company to develop and provide enhanced diagnostic testing in the cancer field. During mid-1997, the Company and ZENECA Diagnostics successfully completed the first application of the ARMS technology to detect mutations associated with breast/ovarian cancer. The Company intends to license and/or transfer this technology to clinical laboratories worldwide.

LICENSING RELATIONSHIPS

Oncor, Inc.

In 1997, the Company and Oncor agreed to certain changes to the Restated Technology License Agreement, dated June 6, 1994 (as amended, the "Oncor Agreement"). Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services directly to third parties other than services that are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

Under the terms of the Oncor Agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of 4% to 2% of the Company's annual net sales. During the first year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the second year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement.

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

The Hereditary Cancer Institute.

HCI, located at the Creighton University School of Medicine, Omaha, Nebraska, and headed by Henry T. Lynch, M.D., is a world-renowned research institute specializing in the study of familial and inherited cancer. The Company, HCI and Creighton University are parties to an agreement pursuant to which the Company has exclusive worldwide commercialization rights to HCI's DNA library and its familial cancer database. With the use of the Recognizer, the Company has identified several new patterns of hereditary cancer in the HCI familial cancer database.

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

Cancer Research Campaign Technology Limited and Duke University.

Pursuant to a License Agreement, in July 1997, the Company entered into an exclusive, worldwide royalty bearing license with the Cancer Research Campaign Technology Limited ("CRCT") and Duke University ("Duke") for the BRCA2 Technology for the purpose of providing diagnostic services, diagnostic products and research products relating thereto. In consideration of the grant of the license, the Company has paid CRCT an up-front fee and will make certain future payments. The Company has the right to sublicense the BRCA2 Technology. In addition, Oncormed will share in a portion of the revenues generated from any therapeutic licensing. Contemporaneously, Oncormed granted back to CRCT and Duke certain limited rights to use the BRCA2 Technology to provide diagnostic services to any UK National Health Service Hospital and to patients affiliated with Duke, respectively. Unless terminated earlier in accordance with its terms, the BRCA2 Agreement expires, on a country-by-country basis, on the date of expiration of the last to expire BRCA2 patent in such country or, if no BRCA2 patent is granted in a given country, ten (10) years after the first commercial provision of diagnostic services or diagnostic products in such country.

The Regents of the University of California.

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

Other Licensing Arrangements.

The Company also entered into a license agreement for the use of certain genes and genetic mutations associated with Hereditary Nonpolyposis Colon Cancer with the Dana-Farber Cancer Institute, Inc., the State of Oregon, the University of Vermont, and Yale University in June 1994.
Royalty payments on sales of services using technology or patents covered by the agreement are payable quarterly with an alternative minimum payment of $7,500 due on January 1 of each year.

The Company entered into a license agreement for the use of certain polymerase chain reaction technology in the performance of human in vitro clinical laboratory services with Roche Molecular Systems, Inc. Under the agreement, the Company is obligated to pay royalties for the use of the technology as clinical laboratory services are performed. Royalty payments are payable semi-annually, 60 days after the end of each six month period.

RESEARCH AND DEVELOPMENT

The Company's principal research and development programs are targeted at improving the efficiency and utility of its existing services and developing new services using enhanced technologies. Existing and planned research and development projects include the development of gene chip technology, novel DNA amplification application, rapid mutation detection array methods, functional gene assay development, automation of specimen analysis and the development of gene expression systems. Development of early detection tests for bladder cancer is also ongoing. Additional early detection targets may include colon and lung cancer. The Company has sponsored research programs at leading research and academic institutions in the past and intends to sponsor additional research programs in the future related to specific genetic diseases and genetic mutation detection technologies.

The Company's research and development activities also include optimizing and standardizing procedures, creating quality control and quality assurance programs, and ensuring that the results obtained through its services are reproducible, accurate and precise. Each of the Company's genetic services undergoes an extensive development process prior to its introduction into the market, including the verification and validation of the service utilizing previously analyzed and characterized samples, a technology assessment, and establishing final written protocols and guidelines.

COMPETITION

The Company is engaged in genomics and clinical diagnostic industries which are characterized by extensive research and development efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known genomics, pharmaceutical, and biotechnology companies, engaged in developing medical services and the
technology underlying such services.   Although there are relatively few direct
clinical genomics competitors of the Company, it is anticipated that the number of direct competitors will increase significantly in the future. Many of the Company's current and potential competitors have substantially greater financial and technological resources, sales and marketing capabilities and experience, and research and development experience than the Company. Accordingly the Company's competitors may succeed in developing services that are more accurate and useful and less costly than any of the Company's services. The Company's competitors also may be more successful than the Company in marketing and selling such services. In addition, other technologies are, or in the future may become, the basis for competitive products and services.

The Company relies on certain technologies that are not patentable or proprietary and consequently may be available to the Company's competitors. Competition may increase further as a result of the potential advances in the technology underlying the services developed by the Company. The Company also is aware that other companies have developed or may be developing genetic and information technologies, services and products that are or may be competitive with the Company's services. There can be no assurance that the Company's competitors will not succeed in developing technologies, services and products that are more accurate and useful than any being developed by the Company or that would render the Company's technology and services obsolete or noncompetitive.

PATENTS AND PROPRIETARY RIGHTS

The Company relies on a combination of patent, trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Except for a patent issued to the Company in early July 1997 for a pattern recognition methodology and in early August 1997 related to the BRCA1 gene, to date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discovery underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including competitors such as Myriad Genetics, Inc. ("Myriad") and other potential competitors, have been issued patents relating to certain genes and genetic mutations including BRCA1 and related mutations, underlying certain of the Company's services, and have filed and may in the future file additional patent applications relating to genes and genetic mutations including BRCA2, p16 and related mutations. On November 19, 1996, the Company filed suit in the U.S. District Court for the District of Columbia, against the National Institutes of Health challenging the grant of an exclusive license to the University of Utah in BRCA1. On November 17, 1997, the Company filed suit in U.S. District Court for the District of Columbia against Myriad. The suit claims infringement of the Company's BRCA1 gene patent issued to the Company on August 5, 1997 (U.S. Patent No. 5,654,155). On December 2, 1997, Myriad filed suit in U.S. District Court for the District of Utah against the Company. The suit claims infringement of Myriad's patent issued on December 2, 1997 (U.S. Patent No. 5,693,473). On January 20, 1998, the Company and Steven Narod filed suit in the U.S. District Court for the District of Columbia, against Myriad. The suit is an action to correct inventorship regarding Dr. Narod on U.S. Patents No. 5,693,473 and 5,709,999 issued to Myriad, and requests that the Court order the Commissioner of Patents and Trademarks include Dr. Narod as an inventor. On January 20, 1998, Myriad filed suit in the U.S. District Court for the District of Utah, against the Company. The suit claims infringement of Myriad's patent issued on January 20, 1998. (U.S. Patent No. 5,709,999). The two Myriad infringement suits in Utah have been consolidated into a single suit. There can be no assurance that the Company will prevail in such litigation or be successful in defending its BRCA1-related proprietary rights. In addition, such litigation could subject the Company to significant liability for damages and could result in invalidation of the Company's proprietary rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Further, if unsuccessful, such litigation may hinder or prevent the Company from providing related certain genetic services and could require the Company to enter into licenses with Myriad or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all. The failure of the Company to successfully defend its intellectual property rights, or the failure by the Company to obtain any licenses related to such rights, if required, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

Clinical Laboratory Improvement Act, as amended in 1988, ("CLIA") provides for regulation of clinical laboratories by the United States Department of Health and Human Services ("HHS"). These regulations mandate that virtually all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain requirements for the qualifications, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The Company's laboratory is certified under these regulations and the Company believes that it is in substantial compliance with them. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a bi-annual and "spot" basis. While the United States Food and Drug Administration (the "FDA") minimally regulates the genetic tests underlying the Company's services if they are performed in the Company's CLIA certified clinical laboratory, there can be no assurance that the FDA will not seek to further regulate such tests in the future. If, in the future, the FDA should determine that the tests underlying the Company's services should receive FDA approval prior to their provision in the Company's laboratory, or impose other requirements, there can be no assurance that such requirement would be met on a timely basis or at all. Any change in CLIA or related regulations, or in the interpretation thereof, or in the Company's certification under CLIA, or in the FDA's position on regulating the tests underlying the Company's services, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's laboratory is licensed and regulated by the State of Maryland, in which it is located. The Company's laboratory is also regulated by certain other states from which the Company may accept specimens. The Company has received approval for a license from the State of New York and the State of Florida and intends to seek approval from other states as required. No assurance can be given that the Company will be able to obtain such approvals on a timely basis or at all. The loss of, or the failure to obtain, any required state license or other required approval, could have a material adverse effect on the Company's business, financial condition and results of operations.

The use of human tissue in medical research and the operation of human tissue repositories to collect, store and distribute human tissue materials for research purposes are regulated under federal regulations. These regulations mandate that IRBs are the mechanism by which research protocols are reviewed and approved to assure the protection of human rights. The Health and Human Services Office for the Protection from Research Risks oversees this process and issues guidelines for IRBs to use when evaluating research protocols to assure informed consent and that privacy is protected and confidentiality is maintained. Some states have requirements that are similar to the foregoing guidelines. The Company believes that it is in compliance with federal and state regulations in the establishment and operation of a human tissue repository for use in genomic research. The Company operates its repository under an IRB-approved protocol and requires that all institutions and pathologists supplying tissue have an IRB-approved protocol to assure patient informed consent, privacy and confidentiality. The Company does not have access to patient identifiers. The use of human tissue, especially for genetic research, is continuously examined by a number of agencies. There are no assurances that federal or state regulations will not be passed in the future that would materially affect the Company's ability to operate a human tissue repository.

The Company is subject to extensive federal, state and local regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws, rules and regulations governing health care, clinical laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Although the Company's services are currently considered screening services under Medicare and are therefore excluded from coverage under Medicare, the Company's services may still be subject to laws, rules and regulations governing reimbursement and fraud and abuse and prohibiting the filing of false claims. These laws, rules and regulations include "anti-kickback" and "Stark" laws, which contain extremely broad proscriptions, the violation of which may result in exclusion from Medicare and Medicaid and criminal and civil penalties. In addition, the Company is subject to state laws, rules and regulations limiting certain financial relationships between health care service providers and physicians and other referral sources as well as state Medicaid requirements. Although the Company believes that it is in substantial compliance with all applicable laws, rules and regulations, there can be no assurance that the Company will remain in compliance with applicable laws, rules and regulations or that changes in, or new interpretations of, existing laws, rules and regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

HUMAN RESOURCES

The Company had 62 employees at December 31, 1997, including 11 employees in sales and marketing, 27 in laboratory operations and genetic services, 16 employees in administration and eight employees in research and development. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are good.

RECENT EVENTS

On February 27, 1998, the Company, entered into a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with certain unaffiliated investors (collectively, the "Investors"). Pursuant to the Stock Purchase Agreement, the Investors purchased a total of Three Hundred Thirty Three (333) shares of the Company's 6% Series A Convertible Preferred Stock (the "Series A Stock") from the Company for $3,330,000.

The holders of Series A Stock may convert their shares at any time into shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at a conversion price per share equal to the lesser of (i) $7.5625 or (ii) a percentage (ranging from 97% to 85% depending upon the timing of such conversion) of the average of five (5) closing bid prices of the Common Stock over a thirty (30) trading day period immediately preceding the time of such conversion. In addition, at any time on or after February 27, 2000, the Company may require that the Series A Stock be converted into Common Stock if the closing bid prices of the Common Stock for at least twenty (20) consecutive trading days immediately preceding such conversion shall have been at least $11.34375 per share. Further, in certain limited circumstances, the holders of the Series A Stock can require that the Company redeem their respective shares of Series A Stock.

Dividends in the amount of six percent (6%) per annum will be due quarterly on the shares of Series A Stock. The Company may pay such dividends either in cash or through the issuance of shares of Common Stock.

Pursuant to the Stock Purchase Agreement, the Investors also received warrants (the "Investor Warrants") to purchase an aggregate of 166,666 shares of the Company's Common Stock at an exercise price of $8.54 per share (the "Series A Warrants"). The Series A Warrants expire on February 27, 2001.

Subject to the satisfaction of certain closing conditions, the Company and the Investors have the right to increase the aggregate amount of the equity financing through the sale by the Company to the Investors of 333 shares of the Company's 6% Series B Convertible Preferred Stock (the "Series B Stock") for $3,330,000. The closing conditions for the purchase of the Series B Stock include, without limitation: (i) that the average per share market price for the Common Stock for the thirty (30) trading days immediately preceding the closing of the Series B Stock (the "Series B Closing") shall have been at least $8.00 per share, (ii) that the average trading volume of the Common Stock for the thirty (30) trading days immediately preceding the Series B Closing shall have been at least 25,000 shares per day, and (iii) that the Series B Closing shall have occurred within sixty (60) days following ninety (90) days after the date on which the Series A Stock Registration Statement (as defined below) was declared effective by the Securities and Exchange Commission. The closing conditions may be waived by the Investors. There can be no assurance that the Series B closing shall occur.

The holders of Series B Stock may convert their shares at any time into shares of the Company's Common Stock at a conversion price equal to the lower of (i) 110% of the closing bid price of the Common Stock on the trading day immediately prior to the Series B Closing or (ii) a percentage (ranging from 97% to 85% depending upon the timing of such conversion) of the average of five
(5) closing bid prices of the Common Stock over a thirty (30) day period immediately preceding the time of such conversion. In addition, at any time on or after two (2) years from the Series B Closing, the Company may require that the Series B Stock be converted into Common Stock if the closing bid prices of the Common Stock for at least twenty (20) consecutive trading days immediately preceding such conversion shall have been at least One Hundred Fifty Percent (150%) of the closing bid price of the Common Stock on the trading day immediately prior to the Series B Closing. Further, if the Series B Stock is issued, dividends in the amount of six percent (6%) per annum will be due quarterly on the Series B Stock. Such dividends may be paid by the Company either in cash or through the issuance of shares of Common Stock. In certain limited circumstances, the holders of the Series B Stock will be able to require that the Company redeem their shares of Series B Stock.

In the event of the Series B Closing, the Investors will receive warrants (the "Series B Warrants") to purchase an aggregate of 111,112 shares of the Company's Common Stock at an exercise price of One Hundred Twenty Two Percent (122%) of the closing sales price of the Common Stock on the trading day immediately prior to the Series B Closing. The Series B Warrants expire three
(3) years from the date of issuance.

In connection with the purchase of the Series A Stock, the Company and the Investors entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-3 covering the resale by the Investors of (i) 200% times the maximum number of shares of Common Stock into which the Series A Preferred Stock is convertible, (ii) the number of shares of Common Stock issuable upon exercise of the Series A Warrants, and
(iii) the number of shares of Common Stock issuable upon payment of dividends on the Series A Preferred Stock, assuming each share of Series A Preferred Stock is outstanding for two years. The Company has agreed to use commercially reasonable efforts to have such registration statement declared effective on or prior to May 27, 1998. In addition, in the event of the Series B Closing, the Company has agreed to use its commercially reasonable efforts to file an additional Registration Statement on Form S-3 covering the resale by the Investors of shares of Common Stock issuable (i) upon conversion of the Series B Stock, (ii) upon exercise of the Series B Warrants, and (iii) as dividends on the Series B Stock.

RISK FACTORS

Additional Financing Requirements; Going Concern; Access to Capital

The Company has incurred cumulative losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $29.5 million. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. At March 23, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.1 million. Currently, the Company expends from $800,000 to $1,000,000 per month and will need to raise additional funds in the second quarter of 1998 to continue the Company's operations, which raises substantial doubt whether the Company can continue as a going concern. The Company is actively seeking additional capital to fund its operations through private financings or a collaborative licensing or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of December 31, 1997, the Company's accumulated deficit was approximately $29.5 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Dependence on Proprietary Rights

The Company relies on a combination of patent, trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Except for a patent issued to the Company in early July 1997 for a pattern recognition methodology and in early August 1997 related to the BRCA1 gene, to date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discovery underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. In particular, third parties, including competitors such as Myriad and other potential competitors, have been issued patents relating to certain genes and genetic mutations including BRCA1 and related mutations, underlying certain of the Company's services, and have filed and may in the future file additional patent applications relating to genes and genetic mutations including BRCA2, p16 and related mutations. On November 19, 1996, the Company filed suit in the U.S. District Court for the District of Columbia, against the National Institutes of Health challenging the grant of an exclusive license to the University of Utah in BRCA1. On November 17, 1997, the Company filed suit in U.S. District Court for the District of Columbia against Myriad. The suit claims infringement of the Company's BRCA1 gene patent issued to the Company on August 5, 1997 (U.S. Patent No. 5,654,155). On December 2, 1997, Myriad filed suit in U.S. District Court for the District of Utah against the Company. The suit claims infringement of Myriad's patent issued on December 2, 1997 (U.S. Patent No. 5,693,473). On January 20, 1998, the Company and Steven A. Narod filed suit in the U.S. District Court for the District of Columbia, against Myriad. The suit is an action to correct inventorship regarding Dr. Narod on U.S. Patents No. 5,693,473 and 5,709,999 issued to Myriad, and requests that the Court order the Commissioner of Patents and Trademarks include Dr. Narod as an inventor. On January 20, 1998, Myriad filed suit in the U.S. District Court for the District of Utah, against the Company. The suit claims infringement of Myriad's patent issued on January 20, 1998. (U.S. Patent No. 5,709,999). The two Myriad infringement suits in Utah have been consolidated into a single suit. There can be no assurance that the Company will prevail in such litigation or be successful in defending its BRCA1-related proprietary rights. In addition, such litigation could subject the Company to significant liability for damages and could result in invalidation of the Company's proprietary rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Further, if unsuccessful, such litigation may hinder or prevent the Company from providing related certain genetic services and could require the Company to enter into licenses with Myriad or cease such activities. There can be no assurance that any required licenses would be available on acceptable
terms, or at all.   The failure of the Company to successfully defend its
intellectual property rights, or the failure by the Company to obtain any licenses related to such rights, if required, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Government Regulation

CLIA provides for regulation of clinical laboratories by the United States Department of Health and Human Services ("HHS"). These regulations mandate that virtually all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain requirements for the qualifications, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test that is performed in a laboratory. The Company's laboratory is certified under these regulations and the Company believes that it is in substantial compliance with them. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a bi-annual and "spot" basis. While the United States Food and Drug Administration (the "FDA") minimally regulates the genetic tests underlying the Company's services if they are performed in the Company's CLIA certified clinical laboratory, there can be no assurance that the FDA will not seek to further regulate such tests in the future. If, in the future, the FDA should determine that the tests underlying the Company's services should receive FDA approval prior to their provision in the Company's laboratory, or impose other requirements, there can be no assurance that such requirement would be met on a timely basis or at all. Any change in CLIA or related regulations, or in the interpretation thereof, or in the Company's certification under CLIA, or in the FDA's position on regulating the tests underlying the Company's services, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's laboratory is licensed and regulated by the State of Maryland, in which it is located. The Company's laboratory is also regulated by certain other states from which the Company may accept specimens. The Company has received approval for a license from the State of New York and the State of Florida and intends to seek approval from other states as required. No assurance can be given that the Company will be able to obtain such approvals on a timely basis or at all. The loss of, or the failure to obtain, any required state license or other required approval, could have a material adverse effect on the Company's business, financial condition and results of operations.

The use of human tissue in medical research and the operation of human tissue repositories to collect, store and distribute human tissue materials for research purposes are regulated under federal regulations. These regulations mandate that IRBs are the mechanism by which research protocols are reviewed and approved to assure the protection of human rights. The Health and Human Services Office for the Protection from Research Risks oversees this process and issues guidelines for IRBs to use when evaluating research protocols to assure informed consent and that privacy is protected and confidentiality is maintained. Some states have requirements that are similar to the foregoing guidelines. The Company believes that it is in compliance with federal and state regulations in the establishment and operation of a human tissue repository for use in genomic research. The Company operates its repository under an IRB-approved protocol and requires that all institutions and pathologists supplying tissue have an IRB-approved protocol to assure patient informed consent, privacy and confidentiality. The Company does not have access to patient identifiers. The use of human tissue, especially for genetic research, is continuously examined by a number of agencies. There are no assurances that federal or state regulations will not be passed in the future that would materially affect the Company's ability to operate a human tissue repository.

The Company is subject to extensive federal, state and local regulation, including regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other laws, rules and regulations governing health care, clinical laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Although the Company's services are currently considered screening services under Medicare and are therefore excluded from coverage under Medicare, the Company's services may still be subject to laws, rules and regulations governing reimbursement and fraud and abuse and prohibiting the filing of false claims. These laws, rules and regulations include "anti-kickback" and "Stark" laws, which contain extremely broad proscriptions, the violation of which may result in exclusion from Medicare and Medicaid and criminal and civil penalties. In addition, the Company is subject to state laws, rules and regulations limiting certain financial relationships between health care service providers and physicians and other referral sources as well as state Medicaid requirements. Although the Company believes that it is in substantial compliance with all applicable laws, rules and regulations, there can be no assurance that the Company will remain in compliance with applicable laws, rules and regulations or that changes in, or new interpretations of, existing laws, rules and regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

Relationship with Oncor

In February 1997, the Company and Oncor agreed to certain changes to the Oncor Agreement. Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than services that are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the Oncor Agreement shall expire in June 2004 unless earlier terminated in accordance with its terms. Further, in the event of a change of control of Oncor, the acquiring party shall have the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that the acquirer terminates the Oncor Agreement, both the exclusive license and the non-exclusive license shall remain in full force and effect under rates to be determined.

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

The Company's rights to technologies licensed to the Company from third parties through Oncor are subject to various provisions in the license agreements between such third parties and Oncor. No assurance can be given that Oncor will perform its obligations under such agreements, that such agreements will not be terminated or that such agreements can be renewed upon termination or expiration. If Oncor breaches such agreements or otherwise fails to comply with such agreements, or if such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which would have a material adverse effect on the Company's business, financial condition and results of operations. Oncor currently owns approximately 25.4% of the Company's outstanding Common Stock. Accordingly, Oncor may be able to effectively control or influence certain actions such as the election of directors and the authorization of certain transactions that require stockholder approval and may be able to otherwise effectively control the Company's policies without concurrence of the Company's other stockholders. In addition, Stephen Turner, Chief Executive Officer of Codon Pharmaceuticals, Inc., a subsidiary of Oncor, is a director of the Company, and Timothy J. Triche, M.D., Ph.D., a director of Oncor, is the Chief Executive Officer and Chairman of the Board of Directors of the Company.

Reliance on Pharmaceutical Industry

The Company expects that a significant portion of its revenues in the foreseeable future will be derived from services provided to the genomics, pharmaceutical and biotechnology industries. Accordingly, the Company's success in the foreseeable future will be directly dependent upon the success of the companies within those industries and their continued demand for the Company's services. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of reductions and delays in research and development expenditures by companies in such industries resulting from factors such as changes in economic conditions, pricing pressures, market-driven pressures on companies to consolidate and reduce costs, and other factors affecting research and development spending.

Lengthy Sales Cycle

The ability of the Company to obtain collaborators and subscribers for its services depends in significant part upon the perception that such services can help accelerate the translation of cancer-related genetic discoveries into clinically-useful products. The sales cycle for the Company's services is typically lengthy due to the education effort that is required as well as the need to effectively sell the benefits of the Company's services to a variety of constituencies within potential collaborators and subscribers, including research and development personnel and key management. In addition, each subscription and collaboration will involve the negotiation of agreements containing terms that may be unique to each subscriber or collaborator. The Company may expend substantial funds and management effort with no assurance that a collaboration or subscription will result.

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

Unproven Commercial Strategy

The Company's success will depend upon its ability to assemble a portfolio of identified disease-related genes and regulatory regions which have potential therapeutic value and to select appropriate commercialization strategies for drug discovery and development. While the Company anticipates that it will select appropriate commercialization strategies, depending on the service, with several different strategic partners, failure to allocate its resources to those services with the most commercial potential and to the appropriate strategic partner could have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company is successful in identifying disease-related genes, relatively few products based on genes have been developed and commercialized to date, and there can be no assurance that the Company or other entities working in collaboration with the Company will be able to discover drugs and develop commercial products based upon its gene discoveries. In addition, the development and commercialization of drugs based on genes discovered by the Company will be subject to the risks inherent in any new drug. These risks include the possibilities that any or all of the products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company or its strategic partners from marketing products; or that third parties will market superior or equivalent products. As a result, the Company's commercial strategy is unproven.

The Company's clinical genomics services represent a new approach to cancer management for which there is little precedent and for which the market is evolving. The Company's business is to help accelerate the translation of genetic discoveries into clinically useful cancer therapeutics and diagnostics. The Company's ability to successfully develop its business is unproven and is dependent on its ability to translate genetic discoveries into clinically useful cancer therapeutics and diagnostics; expand the distribution of its services both domestically and internationally; develop strategic alliances and collaborations with pharmaceutical, genomics and biotechnology partners; identify, license and develop emerging genetic discoveries and mutation detection technologies; and continue to expand its portfolio of services.
There can be no assurance that the market for the Company's services will continue to evolve or that the Company's business strategy will be successful. The discoveries and technologies which form the basis for the Company's clinical services have not been widely adopted by the medical community and there can be no assurance that adoption of these technologies and services will occur.

Uncertain Availability of Health Care Reimbursement and Market Acceptance of Services

The successful commercialization of the Company's genetic testing and information services depends in part on the ability of its customers to obtain adequate reimbursement for such services and related treatments from governmental agencies, private health care insurers and other third party payors. Government and private third party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new diagnostic and therapeutic products and services. Medicare has determined that the Company's genetic testing and information services are screening services and therefore are excluded from coverage under Medicare. Although, various third party payors have begun to reimburse some of the Company's services, there can be no assurance that third party reimbursement for the Company's services will be consistently available to its customers or that any such reimbursement will be adequate. Disapproval of, or limitations in, coverage by third party payors could materially and adversely affect market acceptance of the Company's services which would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Strategic Collaborations and Licenses with Others

The Company's strategy for the research, development and commercialization of certain of its services is to rely in part on various collaborative and license arrangements with academic medical centers, research institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain collaborative and license arrangements, including arrangements with HCI, Affymetrix, ZENECA Diagnostics, Incyte and CRCT/Duke, and is continually seeking to enter into additional arrangements with other collaborators and licensors. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor Agreement, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

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

Competition

The Company is engaged in the genomics, biotechnology and pharmaceutical industries which are characterized by extensive research and development efforts, rapid technological progress and intense competition. There are many public and private companies, including well-known pharmaceutical companies, biotechnology companies and academic institutions, engaged in developing medical services and the technology underlying such services. Although there are relatively few direct competitors of the Company, it is anticipated that the number of direct competitors will increase significantly in the future. Many of the Company's current and potential competitors have substantially greater financial and technological resources, sales and marketing capabilities and experience, and research and development experience than the

Company. Accordingly, the Company's competitors may succeed in developing services and the underlying technology more rapidly than the Company and in developing services that are more accurate and useful and less costly than any of the Company's services. The Company's competitors also may be more successful than the Company in marketing and selling such services. In addition, other technologies are, or in the future may become, the basis for competitive products and services. Oncor may develop technologies under the Oncor Agreement into products that Oncor will sell to third parties. These third parties may then use these products to provide services that compete directly with the Company's services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on certain technologies that are not patentable or proprietary and consequently may be available to the Company's competitors. Competition may increase further as a result of the potential advances in the technology underlying the services developed by the Company. The Company also is aware that other companies have developed or may be developing genomics discovery, development and information technologies, services and products that are and may be competitive with the Company's services. There can be no assurance that the Company's competitors will not succeed in developing technologies, services and products that are more accurate and useful than any being developed by the Company or that would render the Company's technology and services obsolete or noncompetitive.

The Company requires that all employees and consultants (including certain scientific advisors) enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of their ideas, developments, discoveries or inventions developed during the course of their service to the Company. However, no assurance can be given that competitors of the Company will not gain access to trade secrets and other proprietary information developed by the Company and disclosed to employees, consultants and/or scientific advisors.

Confidentiality; Risk of Discrimination Against Customers; Potential Adverse Impact on Insurability

The availability of genetic predisposition testing and human tissue usage for research purposes has raised certain ethical, legal and social issues regarding the appropriate utilization and confidentiality of information provided by such testing. The medical information obtained or determined about an individual from the Company's services is of an extremely sensitive nature. In providing its services, the Company is subject to certain statutory, regulatory and common law requirements regarding the confidentiality of such medical information. The Company maintains an internal regulatory compliance review program to monitor compliance with applicable confidentiality requirements, and believes that it is in substantial compliance with such requirements. Failure to comply with such confidentiality requirements could result in material liability to the Company. It is possible that discrimination by insurance companies could occur through the raising of premiums by insurers to prohibitive levels, the cancellation of insurance or the unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease. The Company could experience a delay in market acceptance or a reduction in the size of its potential serviceable market if insurance discrimination were to become a significant factor, which would have a material adverse effect on the Company's business, financial condition and results of operations. Similarly, governmental authorities could, for social or other purposes, limit the use of or prohibit genetic predisposition testing and human tissue usage for research purposes. If efforts by the Company and others to mitigate potential discrimination are not successful or if the use of genetic testing is limited, the Company could experience a delay or reduction in market acceptance of its services, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Sales and Marketing Experience

The Company has limited experience in selling and marketing its services and will have to further develop its sales force and/or rely on collaborators, licensees or others to provide for the sales and marketing of its services. There can be no assurance that the Company will be able to establish adequate sales and marketing capacity or make arrangements with collaborators, licensees or others to perform such activities on acceptable terms or at all.

Risk of Liability; Adequacy of Insurance Coverage

The marketing and sale of genetic testing and information services could expose the Company to the risk of certain types of litigation, including medical malpractice or negligence claims or contract disputes. The Company currently maintains medical malpractice insurance coverage. There can be no assurance, however, that such coverage will be adequate to protect the Company against future claims or that insurance will be available to the Company in the future on acceptable terms, if at all. A medical malpractice or other claim for which the Company was not adequately insured could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Certain Anti-Takeover Provisions

The Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 2,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. Pursuant to the terms of the Convertible Preferred Stock Purchase Agreement, dated February 27, 1998 (the "Stock Purchase Agreement"), the Company has issued an aggregate of 333 shares of 6% Series A Convertible Preferred Stock (the "Series A Stock") to certain investors. In addition, pursuant to the terms of the Stock Purchase Agreement, the Company may, subject to certain conditions, issue 333 shares of 6% Series B Convertible Stock (the "Series B Stock"). The rights of the holders of Common Stock will be subject to, and may be materially and adversely affected by, the rights of the holders of the Series A Stock, the Series B Stock or any Preferred Stock that may be issued in the future. The issuance of the Series A Stock, the Series B Stock or any additional shares of Preferred Stock could have the effect of discouraging a third party from acquiring a majority of the outstanding Common Stock of the Company and preventing stockholders from realizing a premium on their shares. Further, the Company is subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

Dividend Policy

The Company is obligated to pay dividends of 6% per annum on the Series A Stock, which amount is payable by the Company on a quarterly basis either in cash or through the issuance of shares of Common Stock. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all its earnings for use in the operation of its business and, therefore, does not anticipate that it will pay any cash dividends on its Common Stock in the foreseeable future.

Possible Volatility of Stock Price

The price of the Company's Common Stock has fluctuated substantially since its initial public offering on September 27, 1994. See "Market Price for Common Stock." The market price of the shares of the Common Stock, like that of the common stock of many other biotechnology companies, is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, additional financing requirements and access to capital, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, and market conditions for biotechnology stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock. In addition, the number of shares of Common Stock issuable upon conversion of the Series A Stock or the Series B Stock, if issued, and the subsequent sale of such shares could have a significant impact on the future price of the Common Stock. Further, the failure of the Company to maintain compliance with the listing requirements of the American Stock Exchange may result in the delisting of the Company's Common Stock from the American Stock Exchange.

Control by Existing Stockholders

As of December 31, 1997, officers and directors of the Company and stockholders owning more than five percent of the Common Stock, together with their affiliates, beneficially owned approximately 59.0% of the outstanding Common Stock. Oncor, Inc. currently holds approximately 25.4% of the Company's outstanding Common Stock. Such shares were acquired by Oncor in a transaction not involving a public offering and are therefore "restricted securities" under the Securities Act and may only be sold (i) in accordance with Rule 144 promulgated thereunder or (ii) pursuant to an effective registration statement under the Securiites Act. However, Oncor has no rights with respect to the registration of such shares of Common Stock under the Securities Act. Furthermore, Oncor is considered an "affiliate" of the Company and is therefore subject to the volume and other limitations of Rule 144 promulgated under the Securities Act. As a result, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and consolidations, sales of all or substantially all of the assets of the Company or other business combination transactions.

Item 2        Properties

              The Company's principal administrative, operational and marketing facilities consist of approximately 14,500 square feet in Gaithersburg, Maryland under a lease agreement expiring in November 1998. The Company intends to renew this lease during 1998. The Company has leased an additional 2,900 square feet of space to house administrative and operations facilities in Omaha, Nebraska under a lease agreement which expires in November 2001. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3        Legal Proceedings

              On November 19, 1996, the Company filed suit in the U.S. District Court for the District of Columbia, against the National Institutes of Health challenging the grant of an exclusive license to the University of Utah in BRCA1. On November 17, 1997, the Company filed suit in U.S. District Court for the District of Columbia against Myriad. The suit claims infringement of the Company's BRCA1 gene patent issued to the Company on August 5, 1997 (U.S. Patent No. 5,654,155). On December 2, 1997,
              Myriad filed suit in U.S. District Court for the District of Utah against the Company. The suit claims infringement of Myriad's patent issued on December 2, 1997 (U.S. Patent No. 5,693,473). On January 20, 1998, the Company and Steven A. Narod filed suit in the U.S. District Court for the District of Columbia, against Myriad. The suit is an action to correct inventorship regarding Dr. Narod on U.S. Patents No. 5,693,473 and 5,709,999 issued to Myriad, and requests that the Court order the Commissioner of Patents and Trademarks include Dr. Narod as an inventor. On January 20, 1998, Myriad filed suit in the U.S. District Court for the District of Utah, against the Company. The suit claims infringement of Myriad's patent issued on January 20, 1998. (U.S. Patent No. 5,709,999). The two Myriad infringement suits in Utah have been consolidated into a single suit.

Item 4        Submission of Matters to a Vote of Security Holders

              None.

                                    PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder
Matters

              The Company's Common Stock is listed on the AMEX under the symbol "ONM." Prior to May 15, 1995, the Company's Common Stock was traded on the Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock as reported by the AMEX or Nasdaq, as the case may be.

                                                                                                  High        Low
                                                                                                  ----        ---
                                                                                                   Stock Price
                                                                                                   -----------
         CALENDAR YEAR 1995:
              First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12 1/4      8
              Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12          6 7/8
              Third Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10 7/8      7 1/8
              Fourth Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10 1/8      5 1/2
         CALENDAR YEAR 1996:
              First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9 1/8      6 1/8
              Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8 1/2      5 7/8
              Third Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7          2 3/4
              Fourth Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5          3 1/4
         CALENDAR YEAR 1997:
              First Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7 15/16    4
              Second Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6 1/16     3 1/2
              Third Quarter         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8 1/8      4 7/8
              Fourth Quarter        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8          5 7/16
         CALENDAR YEAR 1998:
              First Quarter (through February 28, 1998) . . . . . . . . . . . . . . . . . . .     7 1/2      5 1/4

         As of March 3, 1998, the approximate number of holders of the Common Stock was 1,189.

         Dividend Policy

         The Company is obligated to pay dividends of 6% per annum on the Series A Stock, which amount is payable by the Company on a quarterly basis either in cash or through the issuance of shares of Common Stock. The Company has never declared or paid cash dividends on its Common Stock. The Company currently anticipates that it will retain and reinvest all available funds for use in the operation of its business, and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6   Selected Financial Data

         Set forth below is selected financial data with respect to the Company for the years ended December 31, 1997, 1996, 1995 and 1994 and the period from inception (July 12, 1993) through December 31, 1993 and as of December 31, 1997, 1996, 1995, 1994 and 1993 which has been derived
         from the audited financial statements of the Company.   The financial
         statements of the Company as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, 1995 and the period from inception (July 12, 1993) through December 31, 1997, together with the notes thereto and the related report of Arthur Andersen LLP, independent public accountants, are included elsewhere in this report. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below and the audited financial statements of the Company included elsewhere in this report.


================================================================================================================================
                                                                                                              For the Period
                                                                                                              from Inception
                                   For Year Ended    For Year Ended   For Year Ended       For Year Ended     (July 12, 1993)
                                     December 31,     December 31,      December 31,        December 31,          through
Statement of Operations Data:          1997               1996              1995                 1994         December 31, 1993
                                  --------------    ---------------   --------------       --------------    ------------------
Net Revenues                     $    959,645       $    627,390       $     311,387        $     34,303       $   -------
Net Loss                          (10,746,329)        (7,455,973)         (6,510,547)         (3,981,373)         (838,352)
Net Loss Per Common Share               (1.39)             (1.10)              (1.32)              (0.90)            (0.20)


                                       As of             As of             As of                 As of           As of
                                    December 31,       December 31,      December 31,          December 31,    December 31,
Balance Sheet Data:                    1997               1996              1995                  1994            1993
                                  --------------    ---------------   --------------       --------------    -------------
Cash, Cash Equivalents and       $  1,478,551       $  7,498,680       $     718,844        $  7,262,010      $  3,848,621
 Short-term Investments
Total Assets                        3,176,615          9,113,975           2,451,874           8,372,183         4,046,366
Total Debt                            715,751            715,751             715,751             715,751           664,069
Total Stockholder's Equity            676,810          6,949,879             393,807           6,840,026         3,332,087
===========================================================================================================================

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included elsewhere in this report. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this Report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth in "Business - Risk Factors."

         OVERVIEW

         The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of December 31, 1997, the Company's accumulated deficit was approximately $29.5 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. At March 23, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.1 million. Currently, the Company expends from $800,000 to $1,000,000 per month and will need to raise additional funds in the second quarter of 1998 to continue the Company's operations, which raises substantial doubt whether the Company can continue as a going concern. The Company is actively seeking additional capital to fund its operations through private financings or a collaborative licensing or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern.

         Revenues are principally derived from providing genetic testing and information services, technology licensing associated with its proprietary information and software licensing associated with its risk assessment service. Revenues are also derived from grant contract work. Revenues from the Company's genetic testing and information services and grant work are recognized as they

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         are provided. Revenues from technology licensing fees are recognized when the licensing agreement has been executed. Revenues from technology licensing royalties are recognized when earned. Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

         RESULTS OF OPERATIONS

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Total revenues for the year ended December 31, 1997 were approximately $960,000, compared with approximately $627,000 for the year ended December 31, 1996. The increase was primarily attributable to an increase in genetic testing services, a technology license fee associated with the Company's BRCA1 patent and BRCA2 Agreement and revenues associated with grant contract work. Revenues associated with grants are not necessarily indicative of the revenues from grants which may be recognized in the future. The Company's net accounts receivable at December 31, 1997 was approximately $299,000 compared to approximately $129,000 at December 31, 1996. At December 31, 1997, one customer represented approximately 60% of the Company's net accounts receivable balance. As of February 28, 1997, that outstanding receivable was paid in full. At December 31, 1997, approximately $11,000 of accounts receivable was related to billings made prior to the actual provision of the related services and recognition of related revenue. As of December 31, 1997, all amounts billed pursuant to such arrangements have been included in deferred revenue. The Company is in the development stage and cannot anticipate when, or if, it will generate any significant revenues.

         Cost of sales-direct was approximately $474,000 for the year ended December 31, 1997, compared to approximately $283,000 for the year ended December 31, 1996. Cost of sales-direct includes costs for supplies, direct labor, shipping, reference laboratory work, consultant fees, royalties (other than those under the license with Oncor) for testing services and computer hardware costs associated with the Company's risk assessment service. The increase in cost of sales-direct reflected the corresponding increase in the Company's revenues.

         Laboratory operations expenses were approximately $3,426,000 for the year ended December 31, 1997, compared with approximately $2,760,000 for the year ended December 31, 1996. The increase was primarily attributable to a one-time license fee for the BRCA2 service, to the hiring of additional personnel in the laboratory for operations and to the initiation of certain of the Company's genetic testing services. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and the rental of laboratory equipment from Codon. Pharmaceuticals, Inc. ("Codon"), a subsidiary of Oncor. These related party expenses are expected to decrease as a percentage of total laboratory operations expenses in the future. As sales of the Company's services increase, a greater portion of the expenses associated with laboratory operations will be included in cost of sales-direct.

         Selling, general and administrative expenses were approximately $5,780,000 for the year ended

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         December 31, 1997, compared with approximately $4,791,000 for the year ended December 31, 1996. General and administrative expenses were approximately $4,573,000 for the year ended December 31, 1997, compared with approximately $3,563,000 for the year ended December 31, 1996. The increase in general and administrative expenses was due to increased professional fees, specifically in legal fees associated with patent issues and related litigation, increased depreciation and amortization costs, and the addition of personnel and related costs. Selling expenses were approximately $1,207,000 for the year ended December 31, 1997, compared with approximately $1,228,000 for the year ended

         December 31, 1996. Selling expenses remained constant between the periods. For the year ended December 31, 1997, there were no related party selling, general and administrative expenses as compared to approximately $4,000 for the corresponding period in 1996. It is anticipated that related party selling, general and administrative expenses will continue to be nominal in the future. The Company anticipates that its selling, general and administrative expenses will increase as it continues to market and sell its portfolio of services.

         Research and development expenses were approximately $772,000 for the year ended December 31, 1997, compared with approximately $709,000 for the year ended December 31, 1996. The increase in research and development expenses was primarily attributable to the hiring of additional personnel and the related laboratory supply costs to work on new research and development projects.

         Acquired in-process research and development projects were approximately $1.5 million for the year ended December 31, 1997, compared with $0 for the year ended December 31, 1996. A one-time write off of approximately $1.5 million during the first quarter of 1997 was associated with licensing of technology under a License, Services and Marketing Agreement with Incyte Pharmaceuticals, Inc. (the "Incyte Agreement").

         Interest income was approximately $284,000 for the year ended December 31, 1997, compared with approximately $514,000 for the year ended December 31, 1996. The decrease in interest income was due to the decreased amounts available for investment. The Company's follow-on offering was completed in the first quarter of 1996. Interest expense was approximately $56,000 for the year ended December 31, 1997, compared with approximately $54,000 for the year ended December 31, 1996.

         Net operating losses were approximately $10,746,000 for the year ended December 31, 1997, compared with approximately $7,456,000 for the year ended December 31, 1996. As discussed above, the increase was primarily attributable to a one-time write off associated with the Incyte Agreement, a one-time license fee for the BRCA2 service and legal fees associated with patent work and related litigation.

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

         Laboratory operations expenses were approximately $2,760,000 for the year ended December 31, 1996, compared with approximately $2,259,000 for the year ended December 31, 1995. The increase was primarily attributable to the hiring of additional personnel in the laboratory for operations and to the initiation of certain of the Company's genetic testing services. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and the rental of laboratory equipment from Codon, a subsidiary of Oncor.

         Selling, general and administrative expenses were approximately $4,791,000 for the year ended December 31, 1996, compared with approximately $4,119,000 for the year ended December 31, 1995.
         General and administrative expenses were approximately $3,563,000 for the year ended December 31, 1996, compared with approximately $2,884,000 for the year ended December 31, 1995. The increase in general and administrative expenses was due to increased professional fees, specifically in legal fees associated with patent, trademark and personnel issues, increased depreciation and amortization costs, and the addition of personnel and related costs. Selling expenses were approximately $1,228,000 for the year ended December 31, 1996, compared with approximately $1,235,000 for the year ended December 31, 1995. Selling expenses remained constant between the periods. For the year ended December 31, 1996, related party selling, general and administrative expenses decreased to approximately $4,000 as compared to approximately $247,000 for the corresponding period in 1995. As the Company completed its initial public offering in late 1994, various functions and services previously performed by Oncor were assumed by the Company during late 1994 and early 1995.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Cash expenditures have exceeded revenues since the Company's inception. The Company has incurred cumulative losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $29.5 million. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's operations have historically been funded primarily through private placements and public offerings of equity securities. In February 1998, the Company completed a $3.3 million private placement of equity securities, resulting in net proceeds of approximately $2.9 million to the Company. In addition, subject to certain conditions, the private placement may be increased to $6.0 million. However, there can be no assurance that the additional sale of securities through the private placement will occur. As of March 23, 1998, cash, cash equivalents and short-term investments totaled approximately $2.1 million. Currently the Company expends from $800,000 to $1,000,000 per month and will need to raise additional funds in the second quarter of 1998 to continue the Company's operations, which raises substantial doubt whether the Company can continue as a going concern. The Company is currently pursuing potential sources of financing including private financings or a collaborative agreement or other arrangements with corporate partners. There can be no assurance that any additional financing will be available or, if available, will be on terms
         acceptable to the Company.    The unavailability of adequate funds in
         the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

         Cash used in operating activities was $8.4 million for the year ended December 31, 1997 compared with $7.0 million for the year ended
         December 31, 1996.   The increase was attributable to expanded
         laboratory operations to perform certain testing services and additional general and administrative costs including professional expenses and personnel.

         In February 1997, the Company and Oncor agreed to certain changes to the Restated Technology License Agreement, dated June 6, 1994 (as amended, the "Oncor Agreement"). Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes: (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than those to whom services that are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the Oncor Agreement shall expire in June 2004 unless earlier terminated in accordance with its terms. Further, in the event of a change of control of Oncor, the acquiring party shall have the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that the acquirer terminates the Oncor Agreement, both the exclusive license and the non-exclusive license shall remain in full force and effect under rates to be determined.

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

         In June 1994, the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at an annual rate of 7% and is convertible into Common Stock at Oncor's option at a conversion price of $20 per share of Common Stock. Under the terms of the Note, the Company is obligated to pay interest on a quarterly basis. The quarterly interest payments are approximately $12,700. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary, Oncor Finance, Inc.

         Under its license agreement with HCI and Creighton University, the Company is obligated to pay an annual sponsorship fee of $250,000, in quarterly installments, which is reduced by a percentage of the amounts paid under a related services agreement.

         Cash used in investing activities was approximately $22,000 for the year ended December 31, 1997

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations: (Continued)

         compared to approximately $1,943,000 for the year ended December 31,
         1996.   The decrease was due to the redemption of short term
         investments originally purchased in 1996.

         Cash provided by financing activities was $2.8 million for the year ended December 31, 1997 compared with $14.3 million for the year ended December 31, 1996. In 1997, the Company completed a $3 million private placement of equity securities. See "Business - Collaborative Relationships - Incyte Pharmaceuticals, Inc."

         Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the license with Oncor, will be approximately $898,000 during 1998.

         Pursuant to the Incyte Agreement, the Company and Incyte have formed a collaboration in clinical genomics. The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase certain Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company has obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license and $3,000,000 in cash, the Company issued to Incyte (i) Seven Hundred Seventy Three Thousand
         Five Hundred Eighty Eight (773,588) shares of the Company's Common Stock, and (ii) a warrant to purchase up to an aggregate of ten percent (10%) of the Company's Common Stock issued and outstanding on the date of such warrant's exercise. The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of one hundred-ten percent (110%) of the fair market value per share of Common Stock on the trading day prior to the date of exercise or Nine Dollars ($9.00) per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25, 1999), or Thirteen Dollars and Fifty Cents ($13.50) per share (if the warrant is exercised after February 25, 1999, but on or prior to February 25,
         2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than Eight Dollars ($8.00), Nine Dollars ($9.00) or Thirteen Dollars and Fifty Cents ($13.50) per share, respectively. The Company has also agreed to issue to Incyte, under certain circumstances, up to an additional aggregate of One Hundred Thirty Thousand Seven Hundred Twenty Six (130,726) shares of the Company's Common Stock. As of December 31, 1997, 5,735 shares of Common Stock had been issued. Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights.

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

         The Company has incurred cumulative losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $29.5 million. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. At March 23, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.1 million. Currently, the Company expends from $800,000 to $1,000,000 per month and will need to raise additional funds in the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is actively seeking additional capital to fund its operations through private financings or a collaborative licensing or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the financial statement impact of the application of SFAS No. 130.

         Also in June, 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 130"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 31, 1997. Financial statement disclosures for prior periods are required to be restated. Management is in the process of determining the financial statement impact of the application of SFAS No. 131.

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

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10    Directors and Executive Officers of the Registrant

           The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").

Item 11    Executive Compensation

           The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

Item 12    Security Ownership of Certain Beneficial Owners and Management

           The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

Item 13    Certain Relationship and Related Transactions

           The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                    PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)   Index to Financial Statements

                                                                                           Page Number
                                                                                           -----------
                  Index                                                                         F-1

                  Report of Independent Public Accountants                                      F-2

                  Balance Sheets as of December 31, 1997 and 1996                               F-3

                  Statements of Operations for the years ended December 31, 1997, 1996          F-4
                  and 1995; and for the period from Inception (July 12, 1993) through
                  December 31, 1997

                  Statements of Stockholders' Equity for the period from Inception              F-5
                  (July 12, 1993) through December 31, 1993 and for the years ended
                  December 31, 1994, 1995, 1996 and 1997

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and      F-6
                  1995; and for the period from Inception (July 12, 1993) through December
                  31, 1997

                  Notes to Financial Statements                                                 F-7

            (b)   Financial Statement Schedules

                  Report of Independent Public Accountants                                      S-1

                  Schedule II - Valuation and Qualifying Accounts                               S-2

            (c)   Reports on Form 8-K

                  In a report filed on Form 8-K, dated March 6, 1997, the Company announced a collaboration with Incyte
                  Pharmaceuticals, Inc.

                  In a report filed on Form 8-K, dated November 21, 1997, the Company announced that it had filed suit in U.S. District
                  Court for the District of Columbia against Myriad Genetics,
                  Inc.

                  In a report filed on Form 8-K, dated March 5, 1998, the Company announced the completion of a $3 million equity financing through a private placement of 6% Series A convertible preferred stock to certain investors.

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K:
            (Continued)

            (d)   Exhibits

                  3.1          Certificate of Incorporation of the Company.

                  3.2*         Bylaws of the Company, as amended.

                  3.3### Certification of Designation, Preferences and Rights of 6% Series A Convertible Preferred Stock.

                  4.1** Specimen certificate for shares of the Company's Common Stock.

                  4.2 See Exhibit 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of Capital Stock of the Company.

                  4.3**        Form of Underwriter's Warrant Certificate.

                  4.4### Specimen certificate for shares of the Company's 6% Series A Convertible Preferred Stock.

                  4.5###       Form of Common Stock Purchase Warrant

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

Item 14    Exhibits, Financial Statement Schedules and Reports on Form
           8-K:   (Continued)

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

           10.14** Clinical Study Agreement, dated May 31, 1994, between the Company and The University of Texas, MD Anderson Cancer Center.

           10.15** Research and License Agreement, dated February 1, 1994, between Oncor and The General Hospital Corporation.

           10.16** License Agreement, dated March 9, 1994, between The Johns Hopkins University and the Company.

           10.17** License Agreement, dated October 27, 1993, between Oncor and The Johns Hopkins University.

           10.18** License Agreement, dated November 1, 1993, among Oncor, Institute Suisse De Recherches Experimentales Sur Le Cancer and The General Hospital Corporation.

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

Item 14    Exhibits, Financial Statement Schedules and Reports on Form
           8-K:   (Continued)

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

           10.30*** Services Agreement among the Company, the Hereditary Cancer Institute and Creighton University.

           10.31***    Services Agreement between the Company and Oncor.

           10.32****   Correspondence, dated September 26, 1995, from
                       the Company to Memorial Sloan-Kettering Cancer
                       Center.

           10.33****   Correspondence, dated September 7, 1995, from
                       the Registrant to UT MD Anderson Cancer Center.

           10.34# Term Sheet, dated February 24, 1997, between the Company and Oncor.

           10.35# License, Services and Marketing Agreement, dated February 25, 1997, between the Company and Incyte Pharmaceuticals, Inc.

           10.36## License Agreement, dated July 7, 1997, between the Company, Cancer Research Campaign
                       Technology Limited and Duke University

           10.37### Convertible Preferred Stock Purchase Agreement, dated February 27, 1998, between the Company and the investors named therein.

           10.38### Registration Rights Agreement, dated February 27, 1998, between the Company and the investors named therein.

           11.1        Statement re: Computation of Per Share Earnings.

           23          Consent of Arthur Andersen LLP.

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K:   (Continued)

--------------
* Incorporated by reference to the Exhibits filed with the Company's Form 10-K for the year ended December 31, 1994.

** Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No.33-80758.

*** Incorporated by reference to the Exhibits filed with the Company's Form 10-Q for the period ended June 30, 1995.

**** Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1, File No.33-98826.

# Incorporated by reference to the Exhibits filed with the Company's Form 10-Q for the period ended March 31, 1997.

## Incorporated by reference to the Exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997.

### Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-3, File No. 333-48665

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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


Date:  March 27, 1998            /s / DR. TIMOTHY J.  TRICHE
                          --------------------------------------------------------------------------
                          Dr. Timothy J. Triche, Chairman and Chief Executive Officer
                          (Principal Executive Officer)

Date:  March 27, 1998            /s / DR. DOUGLAS DOLGINOW
                          --------------------------------------------------------------------------
                          Dr. Douglas Dolginow, President and Chief Operating Officer

Date:  March 27, 1998            /s / L. ROBERT JOHNSTON, JR.
                          --------------------------------------------------------------------------
                          L. Robert Johnston, Jr., Senior Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date:  March 27, 1998            /s / JOHN PAPPAJOHN
                          --------------------------------------------------------------------------
                          John Pappajohn, Director

Date:  March 27, 1998            /s / JOHN W.  COLLOTON
                          --------------------------------------------------------------------------
                          John W.  Colloton, Director

Date:  March 27, 1998            /s / STEPHEN TURNER
                          --------------------------------------------------------------------------
                          Stephen Turner, Director

Date:  March 27, 1998            /s / DR. WAYNE PATTERSON
                          --------------------------------------------------------------------------
                          Dr. Wayne Patterson, Director

                                     INDEX


                                                                                                                Page Number
                                                                                                                -----------
Report of Independent Public Accountants                                                                             F-2



Balance Sheets as of December 31, 1997 and 1996                                                                      F-3



Statements of Operations for the years ended December 31, 1997, 1996 and 1995;                                       F-4
and for the period from Inception (July 12, 1993) through December 31, 1997


Statements of Stockholders' Equity for the period from Inception (July 12, 1993)                                     F-5
through December 31, 1993, and for the years ended December 31, 1994, 1995,
1996 and 1997


Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995;                                       F-6
and for the period from Inception (July 12, 1993) through December 31, 1997


Notes to Financial Statements                                                                                        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Oncormed, Inc.:

We have audited the accompanying balance sheets of Oncormed, Inc. (a Delaware corporation in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, and for the period from inception (July 12, 1993) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncormed, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period from inception to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and will require additional financing in the second quarter of 1998 to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                ARTHUR ANDERSEN LLP


Washington, D.C.
February 20, 1998

                                 ONCORMED, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            As of           As of
                                                                         December 31,     December 31,
                                                                            1997             1996
                                                                      -------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $     439,618     $  6,031,809
     Short term investments                                               1,038,933        1,466,871
     Accounts receivable, net of allowance for doubtful accounts of $42,000 and $32,000 at 12/31/97 and 12/31/96,
       respectively                                                         298,538          129,366
     Other current assets                                                   275,274          306,078
                                                                      -------------     ------------
         Total current assets                                             2,052,363        7,934,124
                                                                      -------------     ------------

Non-current assets:
     Property and equipment, net                                          1,067,303        1,179,851
     Deferred offering costs                                                 56,949             ---
                                                                      -------------     ------------
         Total non-current assets                                         1,124,252        1,179,851
                                                                      -------------     ------------
       TOTAL ASSETS                                                   $   3,176,615     $  9,113,975
                                                                      =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $     761,169     $    680,575
     Accrued expenses and other liabilities                                 859,390          593,037
     Payable to Oncor, Inc.                                                  82,552          124,730
     Deferred revenue                                                        72,347           46,420
                                                                      -------------     ------------
         Total current liabilities                                        1,775,458        1,444,762
                                                                      -------------     ------------
Non-current liabilities:
     Note payable to Oncor, Inc.                                            715,751          715,751
     Deferred revenue                                                         8,596            3,583
                                                                      -------------     ------------
         Total non-current liabilities                                      724,347          719,334
                                                                      -------------     ------------
       TOTAL LIABILITIES                                                  2,499,805        2,164,096
                                                                      -------------     ------------
Commitments and Contingencies   (Notes 1, 3 and 6)

Stockholders' Equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized, none outstanding                              ---              ---
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 7,876,423 and 6,991,108 shares issued
   and outstanding as of 12/31/97 and 12/31/96, respectively                 78,764           69,911
  Additional paid-in capital                                             30,234,082       25,741,842
  Deferred compensation                                                    (103,462)         (75,629)
  Deficit accumulated during the development stage                      (29,532,574)     (18,786,245)
                                                                      -------------     ------------

     TOTAL STOCKHOLDERS' EQUITY                                             676,810        6,949,879
                                                                      -------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   3,176,615     $  9,113,975
                                                                      =============     ============

      The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                               Period from
                                                                                                Inception
                                                                                              (July 12, 1993)
                                                    For the Years Ended December 31,              Through
                                            -----------------------------------------------     December 31,
                                                  1997              1996           1995             1997
                                            -------------      ------------    ------------    -------------
REVENUES                                    $     959,645      $    627,390    $    311,387    $   1,932,725

OPERATING EXPENSES:
  Cost of sales - direct                          474,172           283,082         167,568          935,976
  Laboratory operations                         3,426,093         2,759,656       2,259,136        9,788,125
  Selling, general and administrative           5,779,874         4,791,029       4,119,221       17,509,846
  Research and development                        772,446           709,340         451,596        2,732,454
  Acquired in-process research
    and development projects                    1,481,148               --             --          1,481,148
                                            -------------      ------------    ------------    -------------

    Total expenses                             11,933,733         8,543,107       6,997,521       32,447,549
                                            -------------      ------------    ------------    -------------

OPERATING LOSS                                (10,974,088)       (7,915,717)     (6,686,134)     (30,514,824)
Interest income                                   284,068           514,205         228,470        1,174,282
Interest expense                                  (56,309)          (54,461)        (52,883)        (192,032)
                                            -------------      ------------    ------------    -------------

NET LOSS                                    $ (10,746,329)     $ (7,455,973)   $ (6,510,547)   $ (29,532,574)
                                            =============      ============    ============    =============



BASIC AND DILUTED
NET LOSS PER SHARE                          $       (1.39)     $      (1.10)   $     (1.32)    $       (5.31)
                                            =============      ============    ===========     =============


SHARES USED IN COMPUTING
NET LOSS PER SHARE                              7,709,301         6,805,083      4,947,991         5,557,433
                                            =============      ============    ===========     =============

        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               Series A
                                                              Convertible
                                                            Preferred Stock                 Common Stock              Stock
                                                   ---------------------------   ----------------------------      Subscription
                                                        Shares      Amount         Shares              Amount       Receivable
                                                   ------------ -------------    -----------    --------------   ---------------
INCEPTION, July 12, 1993                                 -----         $-----         -----           $-----           $-----
  Sale of Common Stock at $0.50
    per share, July & Sept.  1993                        -----          -----     2,250,000           22,500        (125,000)
  Issuance of Common Stock in
    exchange for software and technology at
    $0.50 per share, Sept. 1993                          -----          -----       110,000            1,100            -----
  Exercise of stock options for
    cash at $0.50 per share, Nov. 1993                   -----          -----        50,000              500            -----
  Cash received in payment of
    stock subs., Nov. and Dec. 1993                      -----          -----         -----            -----          100,000
  Sale of Series A Convertible
    Preferred Stock at $3.00 per share,
    Dec. 1993 (net of expenses)                      1,000,000      2,990,439         -----            -----             ----
  Net loss                                              -----           -----         -----            -----            -----
                                                   -----------  -------------    ----------     ------------     ------------

BALANCE, December 31, 1993                           1,000,000     $2,990,439     2,410,000          $24,100        $ (25,000)
  Cash received in payment of stock
    subs., Feb. 1994                                     -----          -----         -----            -----           25,000
  Sale of Common Stock from IPO
     on Oct. 5, 1994,  at $6 per share,
     net of expenses                                     -----          -----     1,335,000           13,350           ------
  Issuance of Common Stock
    Warrants in connection with IPO
     on Oct. 5, 1994 exercisable at
     $6.90 per share                                     -----          -----         -----            -----            -----
  Conversion of Series A Convertible
    Preferred Stock to Common Stock
    due to IPO                                     (1,000,000)    (2,990,439)     1,000,000           10,000            -----
  Sale of Common Stock from IPO
     -- Over-allotment, on Nov. 4, 1994
     at $6.00 per share, net of expenses                 -----          -----       200,250            2,003            -----
  Compensation element of stock
    option grants                                        -----          -----         -----            -----            -----
  Amortization of deferred comp.                         -----          -----         -----            -----            -----
  Net loss                                               -----          -----         -----            -----            -----
                                                   -----------  -------------    ----------     ------------     ------------

BALANCE, December 31, 1994                               -----   $      -----    4,945,250           $49,453     $      -----
   Exercise of stock options for cash
     at $0.50 per share                                  -----          -----        4,800                48            -----
   Amortization of deferred comp.                        -----          -----         -----            -----            -----
   Net Loss                                              -----          -----         -----            -----            -----
                                                   -----------  -------------    -----------    ------------     ------------

BALANCE, December 31, 1995                               -----   $      -----    4,950,050           $49,501     $      -----
  Sale of Common Stock from public
     offering on February 2, 1996, net
     of expenses                                         -----          -----    2,000,000            20,000            -----
  Exercise of stock options for cash
     at a range of $0.50-$6.00 per share                 -----          -----       41,058               410            -----
  Compensation element of non-employee
        stock option grants                              -----          -----         -----            -----            -----
  Amortization of non-employee stock
        option grants and def. comp.                     -----          -----         -----            -----            -----
  Net Loss                                               -----          -----         -----            -----            -----
                                                   -----------  -------------    ----------     ------------     ------------

BALANCE, December 31, 1996                               -----   $      -----     6,991,108          $69,911     $      -----

  Sale of Common Stock from private
     placement on February 25, 1997                      -----          -----       779,323       $    7,793            -----
  Exercise of stock options for cash at
     a range of $0.50 - $5.00 per share                  -----          -----        94,200              942            -----
  Sale of Common Stock from employee
     stock purchase plan at $3.825 per share
     on Jan. 31, 1997 and $4.83
     on Jul. 31, 1997                                    -----          -----        11,792              118            -----
  Compensation element of non-employee
        stock option grants                              -----          -----         -----            -----            -----
  Amortization of non-employee stock
        options and def. comp.                           -----          -----         -----            -----            -----
  Net Loss                                               -----          -----         -----            -----            -----
                                                   -----------  -------------    ----------     ------------     ------------
BALANCE, December 31, 1997                               -----     $    -----     7,876,423     $     78,764      $     -----
                                                   ===========  =============    ==========     ============     ============




                                                                                                   Deficit
                                                                                                 Accumulated
                                                    Common     Additional                         During the
                                                     Stock       Paid-in        Deferred         Development
                                                    Warrants     Capital       Compensation         Stage            Total
                                                   ----------  -----------     -------------   ---------------   ----------------
INCEPTION, July 12, 1993                              -----       $   -----          $-----            $-----             $ -----
  Sale of Common Stock at $0.50
    per share, July & Sept.  1993                     -----       1,102,500           -----             -----           1,000,000
  Issuance of Common Stock in
    exchange for software and technology at
    $0.50 per share, Sept. 1993                       -----          53,900           -----             -----              55,000
  Exercise of stock options for
    cash at $0.50 per share, Nov. 1993                -----          24,500           -----             -----              25,000
  Cash received in payment of
    stock subs., Nov. and Dec. 1993                   -----           -----           -----             -----             100,000
  Sale of Series A Convertible
    Preferred Stock at $3.00 per share,
    Dec. 1993 (net of expenses)                       -----           -----           -----             -----           2,990,439
  Net loss                                            -----           -----           -----          (838,352)           (838,352)
                                                   --------    ------------    ------------    --------------     ---------------

BALANCE, December 31, 1993                            -----      $1,180,900          $-----        $ (838,352)         $3,332,087
  Cash received in payment of stock
    subs., Feb. 1994                                  -----           -----           -----             -----              25,000
  Sale of Common Stock from IPO
     on Oct. 5, 1994,  at $6 per share,
     net of expenses                                  -----       6,317,903           -----             -----           6,331,253
  Issuance of Common Stock
    Warrants in connection with IPO
     on Oct. 5, 1994 exercisable at
     $6.90 per share                                133,500             100           -----             -----                 100
  Conversion of Series A Convertible
    Preferred Stock to Common Stock
    due to IPO                                        -----       2,980,439           -----             -----               -----
  Sale of Common Stock from IPO
     -- Over-allotment, on Nov. 4, 1994
     at $6.00 per share, net of expenses              -----       1,049,309           -----             -----           1,051,312
  Compensation element of stock
    option grants                                     -----         256,500        (256,500)            -----               -----
  Amortization of deferred comp.                      -----          (4,686)         86,333             -----              81,647
  Net loss                                            -----           -----           -----        (3,981,373)         (3,981,373)
                                                   --------    ------------    ------------    --------------     ---------------

BALANCE, December 31, 1994                          133,500     $11,780,465      $ (170,167)      $(4,819,725)         $6,840,026
   Exercise of stock options for cash
     at $0.50 per share                               -----           2,352           -----             -----               2,400
   Amortization of deferred comp.                                     -----          61,928             -----              61,928
   Net Loss                                           -----           -----           -----        (6,510,547)         (6,510,547)
                                                   --------    ------------    ------------     -------------     ---------------

BALANCE, December 31, 1995                          133,500     $11,782,817      $ (108,239)     $(11,330,272)           $393,807
   Sale of Common Stock from public
     offering on February 2, 1996, net
     of expenses                                      -----      13,892,825           -----             -----          13,912,825
   Exercise of stock options for cash
     at a range of $0.50-$6.00 per share              -----          38,369           -----             -----              38,779
   Compensation element of non-employee
        stock option grants                           -----          27,831         (27,831)            -----               -----
   Amortization of non-employee stock
        option grants and def. comp.                  -----           -----          60,441             -----              60,441
   Net Loss                                           -----           -----           -----        (7,455,973)         (7,455,973)
                                                   --------    ------------    ------------     -------------     ---------------

BALANCE, December 31, 1996                          133,500     $25,741,842        $(75,629)     $(18,786,245)        $ 6,949,879

   Sale of Common Stock from private
     placement on February 25, 1997                   -----       4,203,902           -----             -----           4,211,695
   Exercise of stock options for cash at
     a range of $0.50 - $5.00 per share               -----          96,471           -----             -----              97,413
   Sale of Common Stock from employee
     stock purchase plan at $3.825 per share
     on Jan. 31, 1997 and $4.83
     on Jul. 31, 1997                                 -----          48,512           -----             -----              48,630
   Compensation element of non-employee
        stock option grants                           -----         143,355        (143,355)            -----               -----
   Amortization of non-employee stock
        options and def. comp.                        -----           -----         115,522             -----             115,522
   Net Loss                                           -----           -----           -----       (10,746,329)        (10,746,329)
                                                   --------    ------------    ------------     -------------     ---------------
BALANCE, December 31, 1997                          133,500     $30,234,082       $(103,462)    $ (29,532,574)     $      676,810
                                                   ========    ============    ===========-     =============     ===============

        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                               Period from
                                                                                                                Inception
                                                                    For the Years Ended December 31,          (July 12, 1993)
                                                           -----------------------------------------------        Through
                                                               1997              1996            1995       December 31, 1997
                                                           -------------     ------------    ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(10,746,329)     $(7,455,973)    $(6,510,547)    $(29,532,574)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
    Depreciation and amortization                               562,611          517,435         365,080        1,606,058
    Amortization of deferred compensation and non-
      employee stock options                                    115,522           60,441          61,928          319,538
    Acquired in-process research and
       development costs                                      1,481,148              --              --         1,481,148
    Changes in operating assets and liabilities:
       Accounts receivable                                     (169,172)         (43,212)        (83,979)        (298,538)
       Other assets                                              30,804         (179,954)         71,853         (275,274)
       Accounts payable                                          80,594          557,132          52,336          761,169
       Accrued expenses and other liabilities                   266,353         (296,015)        322,449          859,390
       Deferred revenue                                          30,940         (141,909)        158,193           80,943
       Payable to Oncor, Inc.                                   (42,178)         (13,179)        (7,068)           82,552
                                                           -------------     ------------    ------------    -------------
   Net cash used in operating activities                     (8,389,707)      (6,995,234)     (5,569,755)     (24,915,588)
                                                           -------------     ------------    ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (450,063)        (476,350)       (675,996)      (2,618,362)
   Net redemptions/(purchases) of short-term investments        427,938       (1,466,871)             --       (1,038,933)
                                                           -------------     ------------    ------------    -------------
   Net cash used in investing activities                        (22,125)      (1,943,221)       (675,996)      (3,657,295)
                                                           -------------     ------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                      2,779,177       13,912,825             --        25,199,667
  Net proceeds from sale of preferred stock                         --              --               --         2,990,439
  Net proceeds from exercise of stock options                    97,413           38,780           2,400          163,593
  Net proceeds from Note payable to Oncor, Inc.                     --              --               --           715,751
  Deferred offering costs                                       (56,949)         299,815        (299,815)         (56,949)
                                                           -------------     ------------    ------------    -------------
  Net cash provided by (used in) financing activities         2,819,641       14,251,420        (297,415)      29,012,501
                                                           -------------     ------------    ------------    -------------

NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                                      (5,592,191)       5,312,965      (6,543,166)         439,618
CASH AND CASH EQUIVALENTS, beginning of period                6,031,809          718,844       7,262,010             --
                                                           -------------     ------------    ------------    -------------

CASH AND CASH EQUIVALENTS, end of period                   $    439,618      $ 6,031,809     $   718,844     $    439,618
                                                           =============     ============    ============    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock in exchange for software
      and technology                                       $        --       $       --      $       --      $     55,000
                                                           =============     ============    ============    =============
  Issuance of common stock in exchange for stock
      subscription receivable                              $       --        $       --      $       --      $     25,000
                                                           =============     ============    ============    =============
  Issuance of common stock and warrants in exchange for
      research and development projects in-process         $   1,481,148     $       --      $       --      $  1,481,148
                                                           =============     ============    ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest                 $      56,309     $     54,461    $     52,883    $    192,032
                                                           =============     ============    ============    =============

        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                    As of December 31, 1997, 1996 and 1995,
  and for the period from Inception (July 12, 1993) through December 31, 1997

1.  BUSINESS DESCRIPTION:

    Oncormed, Inc. (the "Company"), was incorporated on July 12, 1993, in the State of Delaware as a subsidiary of Oncor, Inc. ("Oncor"). As of December 31, 1997, Oncor's ownership of the Company's outstanding common stock was approximately 25.4 percent. The Company is a genomics services company that characterizes newly discovered genes to establish their medical relevance and provides molecular profiling of patients for pharmacogenomic and therapeutic purposes. The Company is in the development stage and has a limited operating history, has incurred operating losses since its inception and expects losses to continue and increase. Since its inception, the Company has been engaged in research and development activities, organizational efforts, and sales and marketing activities including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company's services are currently offered principally in the United States. There can be no assurance that the Company will be successful in the development or commercialization of its services.

    The Company has incurred cumulative losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $29.5 million. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects that its operating losses will continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. At March 23, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.1 million. Currently, the Company expends from $800,000 to $1,000,000 per month and will need to raise additional funds in the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is currently actively pursuing potential sources of financing including private financings or a collaborative agreement or other arrangements with corporate partners. There can be no assurance that any additional financing will be available or, if available, will be on terms acceptable to the Company. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Use of Estimates

    The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Actual results may vary from these estimates.

    Cash Equivalents and Short Term Investments

    All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short term investments. The Company invests its excess funds in commercial paper with banks, money market instruments in U.S. treasury and investment grade securities, and overnight reverse repurchase agreements collateralized by U.S. treasury and investment grade securities. Short term investments are stated at cost, which approximates market.

    As of December 31, 1997, the Company had invested approximately $402,000 in overnight repurchase agreements. The underlying collateral consists of U.S. government securities and U.S. government agency securities. Generally, the maturity date of the Company's repurchase agreements is the next business day. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments. As a result, the Company believes that it is not exposed to any significant risk under its overnight repurchase agreements.

    Impairment of Long-Lived Assets

    The Company complies with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company reviews its long-lived assets, principally property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value.

    Other Current Assets

    Included in other current assets as of December 31, 1997 is approximately $180,000 for prepaid insurance.

    Property and Equipment

    Property and equipment are recorded at cost. Depreciation and amortization expense is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease terms or useful lives.

    Property and equipment consist of the following:

                                                                              As of December 31,
                                                                              ------------------
                                                                        1997                     1996
                                                                    ------------             -----------
         Laboratory equipment                                       $ 1,048,174               $  756,495
         Computer equipment                                             483,659                  409,560
         Computer software                                              364,164                  335,160
         Furniture/office equipment                                     461,455                  428,716
         Leasehold improvements                                         315,909                  293,368
                                                                    -----------               ----------
                                                                      2,673,361                2,223,299
         Less-accumulated depreciation and amortization              (1,606,058)               1,043,448)
                                                                    -----------               ----------
           Property and equipment, net                              $ 1,067,303               $1,179,851
                                                                    ===========               ==========

    Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following:

                                                                       As of December 31,
                                                                       ------------------
                                                                      1997              1996
                                                                   ----------       ----------
         Payroll and related expenses                                $255,291        $318,408
         Insurance                                                    136,448         130,406
         Professional/legal fees                                      400,696          58,868
         Marketing/operations costs                                    40,304          48,385
         Other                                                         26,651          36,970
                                                                    ---------        --------
                 Total accrued expenses and other liabilities        $859,390        $593,037
                                                                    =========        ========

    Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No.109"). The Company has incurred losses for both financial and income tax reporting purposes since inception. Accordingly, no provision or benefit for income taxes has been recorded in the accompanying financial statements.

    The components of the Company's deferred tax assets are as follows:

                                                                      As of December 31,
                                                                      ------------------
                                                                   1997                  1996
                                                            --------------          -------------
         Net operating loss and credit carry forwards       $ 10,710,000             $ 7,330,000
         Total other                                             946,000                 181,000
                                                            ------------             -----------
           Total deferred tax assets                          11,656,000               7,511,000
              Less - total deferred tax liabilities             (155,000)               (112,000)
                                                            ------------             -----------
           Net deferred tax asset                             11,501,000               7,399,000
              Less - valuation reserve                       (11,501,000)             (7,399,000)
                                                            ------------             -----------
           Deferred tax asset, net of valuation reserve     $     -----              $    -----
                                                            ============             ===========

    SFAS No. 109 requires that the benefit of deferred tax assets be recorded to the extent that management assesses the realization of such deferred tax assets to be "more likely than not." As of December 31, 1997 and 1996, a valuation reserve was recorded against the Company's entire deferred tax asset due to the uncertainty of realization.

    At December 31, 1997, the Company had net operating loss ("NOL") carry-forwards of approximately $18.8 million available to offset future taxable income. The Company also has research and development tax credits of approximately $48,000 available to reduce future Federal income tax. A portion of the NOL carry-forwards and research and development tax credit carry-forwards are subject to a limitation due to the change in ownership which occurred on the date of the Company's initial public offering. Due to the ownership change which occurred, the amount of the net operating loss carry-forward and research and development tax credit carry-forward which can be utilized on an annual basis will be subject to limitations; however, the Company believes the entire net operating loss carry-forward will be available to be utilized during the carry-forward period. The tax NOL and research and development tax credits may be used through 2012, but begin to expire in 2008. Despite the NOL and research and development credit carry-forwards, the Company may have an income tax liability in future years due to the application of the alternative minimum tax rules. The utilization of these tax NOL and research and development credit carry-forwards is subject to statutory limitation regarding subsequent changes in ownership.

    Revenue Recognition

    Revenues are principally derived from providing genetic testing and information services, technology licensing fees and royalties associated with its proprietary information and software licensing associated with its risk assessment service. Revenues are also derived from grant contract work. Revenues from the Company's genetic testing and information services and grant work are recognized as they are provided. Revenues from technology licensing fees are recognized when the licensing agreement has been executed. Revenues from technology licensing royalties are recognized when earned. Revenues from its risk assessment service are recognized over the license period. During 1997, one customer accounted for approximately 19% of the Company's revenue. At December 31, 1997, one customer represented approximately 60% of the Company's net accounts receivable balance. As of February 28, 1998, that outstanding receivable was paid in full.

    Research and Development Costs

    Research and development costs are charged to expense as incurred.

    Net Loss Per Common Share

    In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for the financial statements issued for period ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and convertible securities that were outstanding at December 31, 1997, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share. SAB 98 replaces SAB 83 which previously required that all issuances of common stock, options and warrants issued within one year of an initial public offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an initial public offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's initial public offering, the Company had no issuances of common stock, options or warrants for nominal consideration.

    Earnings per share for the inception to date period presented which includes the periods preceding the Company's initial public offering has been restated to comply with SAB 98.

    Reclassification

    Certain 1995 and 1996 balances have been reclassified to conform with 1997 financial statement presentation.

3.  RELATED-PARTY TRANSACTIONS:

    License Agreement

    Previously, under the license agreement with Oncor, the Company was obligated to pay royalties on a semi-annual basis to Oncor for Oncor technologies existing as of the date of the Oncor Agreement, equal to the greater of (i) six percent of the Company's net sales revenues resulting from services based on Oncor's technologies, subject to certain adjustments, or (ii) $100,000. In February 1997, the Company and Oncor agreed to certain changes to the license agreement with Oncor (as amended, the "Oncor Agreement"). Fees payable to Oncor under the license agreement with Oncor and the Oncor Agreement of approximately $200,000, $200,000, $200,000 and $892,000 are included in laboratory operations expense for the years ended December 31, 1997, 1996 and 1995, and the period from inception (July 12, 1993) to December 31, 1997, respectively.

    Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than those to whom services are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the Oncor Agreement shall expire in June 2004 unless earlier terminated in accordance with its terms. Further, in the event of a change of control of Oncor, the acquiring party shall have the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that the acquirer terminates the Oncor Agreement, both the exclusive license and the non-exclusive license shall remain in full force and effect under rates to be determined.

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

    During the second quarter of 1995, the Company finalized a services agreement with Oncor and Codon Pharmaceuticals, Inc. ("Codon", a subsidiary of Oncor), whereby the Company agreed to pay for laboratory supplies and equipment provided by Oncor and Codon ("Services Agreement"). The Services Agreement also provides that the Company will perform certain experiments for Oncor at specified rates.

    Related party revenues and expenses are as follows:

                                                                                               Period from
                                                                                                Inception
                                                                                             (July 12, 1993)
                                                   For the Years Ended December 31,              Through
                                              -------------------------------------------      December 31,
                                                1997               1996          1995              1997
                                             ----------        -----------    -----------     ------------
       Sales to related party                 $   3,941        $    5,700     $    42,180     $     51,821
       Operating Expenses to related party:
         Laboratory operations                  272,000           272,610         200,000        1,036,610
         Selling, general and administrative          0             4,394         247,000          977,896
         Research and development                 2,803            71,784             ---          173,085

    All of the related party revenues for the year ended December 31, 1997 were for testing services performed for Oncor. Of the related party expenses for the year ended December 31, 1997, $72,000 in laboratory operations was for equipment rental from Codon, a subsidiary of Oncor. As of December 31, 1997, the total amount owed to Oncor by the Company under the above agreements and for other services excluding the Oncor License was approximately $32,000.

    Promissory Note with Oncor, Inc.

    In June 1994, the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Convertible Note"), which principal is due in June 1999. The Convertible Note bears interest at seven percent and is convertible into common stock at the holder's option at a conversion price of $20 per share of common stock. Interest expense recorded by the Company relating to the Convertible Note was $50,798 for the year ended December 31, 1997. The fair value of the Convertible Note is not materially different from the carrying value.

4.  DEFERRED REVENUES:

    Deferred revenues totaling approximately $81,000 and $50,000 as of December 31, 1997 and 1996, respectively, consisted of prepaid amounts related to laboratory testing and prepaid fees related to various risk assessment service agreements.

5.  STOCKHOLDERS' EQUITY:

    Preferred Stock

    The Company is authorized to issue up to 2,000,000 shares of preferred stock. In December 1993, the Company completed a private placement of 1,000,000 shares of Series A Convertible Preferred Stock for $3,000,000. Concurrent with the initial public offering, each share of Series A Convertible Preferred Stock was converted into common stock on a one for
    one basis.   On February 27, 1998, the Company completed a $3 million
    equity financing through a private placement of 6% Series A convertible preferred stock to certain investors. The preferred stock is convertible into the Company's common stock at a conversion price to be determined based on either the closing bid price of the Common Stock as of February 26, 1998, or the closing bid price of the Company's Common Stock at the time of such conversion. The convertible preferred stock may be redeemed at the option of the investors in certain circumstances. In addition, in connection with the transaction, the Company has issued to the investors warrants to purchase shares of common stock. Subject to certain conditions, the Company and the investors each have the right to increase the aggregate amount of the equity financing by an additional $3 million (for aggregate investment of $6 million). On March 5, 1998, the Company filed a Form 8-K in connection with this transaction. See "Business - Recent Events."

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

    On February 25, 1997, in consideration for the grant of the license and $3,000,000 in cash, the Company issued to Incyte 773,588 shares of the Company's Common Stock and a warrant to purchase up to an aggregate of 10% of the Company's Common Stock issued and outstanding on the date of such warrant's exercise. As a result of this transaction, Oncor's ownership of the Company's outstanding common stock was reduced from approximately 29 percent to approximately 25.4 percent. See Footnote 7 - Agreements.

    Warrants

    Concurrent with the initial public offering, the Company issued warrants to the underwriter to purchase an aggregate of 133,500 shares of common stock at $6.90 per share. The warrants are exercisable from September 27, 1996 to September 26, 1999.

    As part of a license, services and marketing agreement with Incyte Pharmaceuticals, Inc., the Company issued a warrant to Incyte to purchase up to an aggregate of ten percent of the Company's common stock. See Footnote 7 - Agreements.

    As part of the Series A convertible preferred stock transaction, the investors received warrants to purchase an aggregate of 166,666 shares of the Company's Common Stock at an exercise price of $8.54 per share. These warrants expire on February 27, 2001.

    Stock Purchase Plan

    On April 19, 1996, the Board approved and on June 12, 1996, the stockholders approved the adoption of the Company's Employee Stock Purchase Plan to provide all eligible employees, who have completed ninety days of service, an opportunity to purchase shares of its common stock through payroll deductions. Each purchase period has a duration of six (6) months. Purchase periods run from the first business day in August to the last business day in January and from the first business day in February to the last business day in July. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. The aggregate number of shares purchased by an employee may not exceed 750 shares per purchase period (subject to periodic adjustments and limitations imposed by the Internal Revenue Code).

    A total of 200,000 shares are available for purchase under the plan. There were approximately 12,000 shares issued under the plan during fiscal 1997. On January 30, 1998, approximately 3,000 shares of common stock were issued under the plan.

    Stock Option Plan

    The Board of Directors of the Company approved a restated stock option plan, under which 1,500,000 shares of the Company's common stock were originally reserved for issuance. On October 25, 1995, the Board approved and on November 27, 1995, the stockholders approved the increase of shares authorized for issuance from 1,500,000 shares to 2,250,000 shares. The Company's options generally vest over three to five years and terminate in ten years after the date of grant. The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, effective for the Company's December 31, 1996 financial statements. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock based plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e. the difference between the exercise price and the fair market value of the Company's common stock). Had compensation expense been recorded for the Company's stock-based compensation plan based on the fair market value of the Company's common stock at the grant dates for stock option awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                       1997              1996             1995
                                                  ------------------ ----------------  ----------------
    Net loss, as reported                            $(10,746,329)     $(7,455,973)      $(6,510,547)
    Net loss, pro forma                              $(11,045,253)     $(7,604,319)      $(6,548,304)
    Net Loss per share, as reported                  $      (1.39)     $     (1.10)      $     (1.32)
    Net Loss per share, pro forma                    $      (1.43)     $     (1.12)      $     (1.12)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995, 1996 and 1997, respectively: no dividend yield, expected volatility of 30%, 30% and 52.1%, risk-free interest rate of 6.04%, 6.12% and 5.84%, and expected life of five years, five years and ten years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, per the rules, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of stock option activity is as follows:

                                                                       Number of             Wtd Average
                                                                         Shares              Exercise Price
                                                                     -------------           --------------
         Options outstanding at December 31, 1993                          405,000            $ 0.50
                 Granted                                                   909,500            $ 2.87
                 Exercised                                                     ---              ---
                 Canceled                                                  (14,500)           $ 1.83
                                                                       -----------            ----------------
         Options outstanding at December 31, 1994                        1,300,000            $ 2.14
                 Granted                                                   158,500            $ 8.11
                 Exercised                                                  (4,800)           $ 0.50
                 Canceled                                                  (14,200)           $ 5.72
                                                                       -----------            ----------------
         Options outstanding at December 31, 1995                        1,439,500            $ 2.77
                 Granted                                                   283,000            $ 5.29
                 Exercised                                                 (41,058)           $ 0.94
                 Canceled                                                 (139,200)           $ 6.75
                                                                       -----------            ----------------
         Options outstanding at December 31, 1996                        1,542,242            $ 2.92
                 Granted                                                   190,500            $ 6.05
                 Exercised                                                 (94,200)           $ 1.03
                 Canceled                                                  (52,500)           $ 7.98
                                                                        ----------            -----------------
         Options outstanding at December 31, 1997                        1,586,042            $ 3.24
                                                                         =========            =================

    The number of options exercisable as of December 31, 1997, 1996, 1995 and 1994 was 1,147,959, 1,001,193, 641,306, and 263,493, respectively, with weighted average exercise prices of $2.70, $2.36, $2.07 and $1.41, respectively.

    The outstanding options at December 31, 1997 have exercise prices between $0.50 and $10.125 with a weighted average exercise price of $3.24 and a weighted average remaining contractual life of 6.9 years. The options exercisable at December 31, 1997 have exercise prices between $0.50 and $10.125. On July 29, 1997, the Company offered to reprice options for all employees, other than officers and directors, to the fair market value at that date of $5.375 per share. The number of options would remain the same. However, there would be a new four year vesting schedule starting on July 29, 1997. The number of options repriced was 40,500. The number of options available for future grants as of December 31, 1997 was 473,900.

    Included in the grants described above for the years ended December 31, 1997 and 1996, are options to purchase 39,360 and 18,000 shares granted to non-employees, respectively. Pursuant to SFAS No. 123, the Company accounts for these options using a fair value method, with the fair value of these options determined at the date of issuance. For these options, the Company recorded approximately

    $78,700 and $6,400 in expenses and approximately $64,700 and $21,400 in deferred compensation for the years ending December 31, 1997 and 1996, respectively.

    Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Total deferred compensation of $256,500 was recorded in 1994. This amount was adjusted by $4,686 due to the cancellation of options. Compensation expense of $36,852, $54,037, and $61,928 has been recognized for the years ended December 31, 1997, 1996 and 1995, respectively.

6.  COMMITMENTS:

    Lease Commitments and Rental Expense

    The Company leases office space under operating lease agreements which expire at various dates through 2001. The Company intends to renew its primary lease, which expires in November 1998. The lease payments below do not reflect the intended lease renewal. Minimum future annual lease payments under these lease agreements as of December 31, 1997, are as follows:

                      For the Year Ending
                           December 31,                                        Amount
                      ----------------------                                 ----------
                              1998                                             194,000
                              1999                                              48,000
                              2000                                              50,000
                              2001                                              48,000
                                                                             ---------
                              Total                                          $ 340,000
                                                                             =========

    Total rent expense approximated $177,000, $177,000, $180,000, and $640,000 for the years ended December 31, 1997, 1996 and 1995 and the period from inception (July 12, 1993) to December 31, 1997, respectively.

    Licensing and Research Agreements

    In addition to the Oncor License discussed in Note 3, the Company has entered into several licensing, consulting and clinical study agreements. The terms of significant agreements are as follows:

    Incyte Pharmaceuticals, Inc.--In February 1997, the Company entered into a license, services and marketing agreement with Incyte Pharmaceuticals, Inc. to form a collaboration in clinical genomics. As part of the agreement, the Company licenses certain technologies at agreed upon rates. The term of the agreement expires on February 25, 2000 unless extended by mutual agreement or earlier terminated in accordance with its terms.

    Hereditary Cancer Institute--In September 1993, the Company entered into a licensing and marketing agreement with The Hereditary Cancer Institute ("HCI") and the Creighton University School of Medicine, which included access to HCI's familial cancer database, software and physician consulting services. In July 1995, the Company extended for five years the license agreement, expanded the scope of the license agreement to include commercialization rights to HCI's DNA library, and entered into a services agreement for the provision by HCI of genetic history reports. Under the extended license agreement, the Company continues to pay an annual sponsorship fee of $250,000, in quarterly installments which is offset by a
    percentage of the amounts paid under the services agreement.   In addition,
    under the extended license agreement, the Company is required to pay a royalty on net sales of products and services which make use of the HCI database, other than genetic history reports, and on license income derived from sublicenses to third parties of the Company's rights to the HCI database.

    ZENECA Diagnostics--In August 1996, the Company and ZENECA
    Limited, acting through ZENECA Diagnostics, entered into a five-year collaboration agreement under which ZENECA Diagnostics will supply the Company with proprietary cancer reagents based on patented ZENECA ARMS technology for use by the Company's advanced cancer genetic testing laboratory in the U.S. The agreement automatically renews for successive twelve-month periods unless terminated by either party. During mid-1997, the Company and ZENECA Diagnostics successfully completed the first application of the ARMS technology to detect mutations associated with breast/ovarian cancer.

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

    Cancer Research Campaign Technology Limited and Duke University--Pursuant to a License Agreement (the "BRCA2 Agreement"), dated July 7, 1997, by and among the Company, Cancer Research Campaign Technology Limited ("CRCT") and Duke University ("Duke"), CRCT and Duke have granted the Company an exclusive, worldwide royalty-bearing license to certain patents and patent applications relating to the BRCA2 gene and related discoveries (the "BRCA2 Technology") for the purpose of providing diagnostic services, diagnostic products and research products relating thereto. In consideration of the grant of the license, the Company has paid CRCT an up-front fee. Contemporaneously, the Company granted back to CRCT and Duke certain limited rights to use the BRCA2 Technology to provide diagnostic services to any UK National Health Service Hospital and to patients affiliated with Duke, respectively. Unless terminated earlier in accordance with its terms, the BRCA2 Agreement expires, on a country-by-country basis, on the date of expiration of the last to expire BRCA2 patent in such country or, if no BRCA2 patent is granted in a given country, ten (10) years after the first commercial provision of diagnostic services or diagnostic products in such country. In addition, the Company will share in a portion of the revenues generated from any therapeutic licensing. Royalty payments are payable quarterly, 40 business days after the end of each quarter.

    Minimum payments due under these and other agreements, excluding the Oncor License, as of December 31, 1997, are as follows:

                      For the Year Ending December 31,                  Amount
                      --------------------------------              -------------
                              1998                                      704,000
                              1999                                      448,000
                              2000                                      329,000
                              2001                                        7,500
                              2002                                        7,500
                                                                    -----------
                                                                    $ 1,496,000
                                                                    ===========

7.  AGREEMENTS:

    Pursuant to a License, Services and Marketing Agreement (the "Incyte Agreement"), dated February 25, 1997, the Company and Incyte
    Pharmaceuticals, Inc., a Delaware corporation ("Incyte"), formed a collaboration in clinical genomics. The term of the Incyte Agreement expires on February 25, 2000 (the "Initial Term") unless extended by mutual agreement or earlier terminated in accordance with its terms.

    The Company has agreed to perform certain specified clinical genomic services relating to the creation of a tissue repository and the performance of a gene functional studies program (the "Collaborative Services"). Incyte has agreed to purchase a specified minimum of Collaborative Services during each year of the Initial Term. In addition, under the terms of the Incyte Agreement, the Company obtained a non-exclusive, royalty-bearing license (without the right to sublicense) to use Incyte's high-throughput sequencing technology for use in the Company's clinical diagnostic services for a period ending five (5) years following termination of the Incyte Agreement, subject to certain limitations. In consideration for the grant of the license and $3,000,000 in cash, the Company issued to Incyte (i) 773,588 shares of the Company's Common Stock, and (ii) a warrant to purchase up to an aggregate of 10% of the Company's Common Stock issued and outstanding on the date of such warrant's exercise. The warrant is exercisable until February 25, 2000 at an exercise price per share equal to the greater of 110% of the fair market value per share of Common Stock on the trading day prior to the date of exercise or (i) $8.00 per share (if the warrant is exercised on or prior to February 25, 1998),
    (ii) $9.00 per share (if the warrant is exercised after February 25, 1998, but on or prior to February 25, 1999), or (iii) $13.50 per share (if the warrant is exercised after February 25, 1999, but on or prior to February 25, 2000). Notwithstanding the foregoing sentence, Incyte has the option to fix the exercise price per share during each of aforementioned periods; provided, however, that in no event shall the exercise price per share during each of the aforementioned periods be less than $8.00, $9.00 or $13.50 per share, respectively. The Company has also agreed to issue to Incyte, under certain circumstances, up to an additional aggregate of 130,726 shares of the Company's Common Stock. Pursuant to the terms of an Investor's Rights Agreement between the Company and Incyte, Incyte was granted certain registration and other stockholder rights.

    The Company issued certain of the shares to Incyte in consideration for current and future technologies to further enhance the efficiencies of the laboratory. The technologies are in development and approximately $1.5 million was allocated to research and development projects in-process and expensed in the first quarter of 1997.

    Affymetrix, Inc.--In September 1996, the Company entered into an agreement with Affymetrix, Inc. ("Affymetrix") to collaborate in the development and clinical validation of genetic testing services using the Affymetrix GeneChip system for analysis of genes associated with cancer beginning with the p53 gene. In October 1997, the Company expanded its collaboration with Affymetrix. Under the new agreement, the companies will co-develop a GeneChip system for BRCA1 and BRCA2 genotyping.

    The Company will design and validate the BRCA1 and BRCA2 GeneChip array which will be manufactured by Affymetrix. The Company will receive royalties on all BRCA1 and BRCA2 array sales. The initial term of the new agreement is three years.

8.  RETIREMENT PLANS:

    The Company sponsors a 401(k) defined contribution plan ("401(k) Plan") in which all regular employees who have attained age 21 may participate. Because the 401(k) Plan does not currently provide for Company contributions, no related expense has been recorded since inception.

9.  SUBSEQUENT EVENTS:

    In January 1998, the Company and Children's Hospital Los Angeles ("CHLA") entered into an agreement (the "CHLA Agreement") whereby CHLA agreed to provide resources and personnel to act as a biorepository site for the Company's library of tissue samples. The CHLA Agreement expires on January 29, 2001, unless modified by written amendment, renewal or extension or earlier terminated in accordance with its terms. The Company has agreed to pay for all of CHLA's costs incurred in the performance of the scope of work, as described in the CHLA Agreement.

    On February 27, 1998, the Company completed a $3 million equity financing through a private placement of 6% Series A convertible preferred stock to certain investors. The preferred stock is convertible into the Company's common stock at a conversion price to be determined based on either the closing bid price of the Common Stock as of February 26, 1998, or the closing bid price of the Company's Common Stock at the time of such conversion. The convertible preferred stock may be redeemed at the option of the investors in certain circumstances. In addition, in connection with the transaction, the Company has issued to the investors warrants to purchase shares of common stock. Subject to certain conditions, the Company and the investors each have the right to increase the aggregate amount of the equity financing by an additional $3 million (for an aggregate investment of $6 million). On March 5, 1998, the Company filed a Form 8-K in connection with this transaction. See "Business - Recent Events."

    On March 6, 1998, Incyte exercised its pro rata share and purchased
    Thirty Three (33) shares of the 6% Series A convertible preferred stock for an aggregate of $330,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Oncormed, Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of Oncormed, Inc. (a Delaware corporation in the development stage), included in this Form 10-K and have issued our report thereon dated February 20, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
February 20, 1998

                Schedule II - VALUATION AND QUALIFYING ACCOUNTS




                                             Balance at                 Charged                                    Balance
                                             beginning                  to costs                                   at end
Description                                  of period                and expenses             Write-off          of period
-----------                               ---------------             ------------            -----------      ---------------
December 31, 1993
-----------------

Allowance for doubtful accounts        $           ---             $           ---          $       ---    $            ---

December 31, 1994
-----------------

Allowance for doubtful accounts                    ---                         ---                  ---                 ---

December 31, 1995
-----------------

Allowance for doubtful accounts                    ---                        7,000                 ---                7,000

December 31, 1996
-----------------

Allowance for doubtful accounts                   7,000                      28,000                3,000              32,000

December 31, 1997
-----------------

Allowance for doubtful accounts                  32,000                      23,000               13,000              42,000