Form 10-Q/A
period 1997-09-30
ONCORMED INC
filed 1998-04-14
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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



             ONCORMED, INC.





Date:  April 13, 1998                 /s/ DR. TIMOTHY J. TRICHE
                                  -------------------------------------------------------------------------------------
                                  Dr. Timothy J. Triche, Chairman and Chief Executive Officer



Date:  April 13, 1998                 /s/  DR. DOUGLAS DOLGINOW
                                  -------------------------------------------------------------------------------------
                                  Dr. Douglas Dolginow, President and Chief Operating Officer



Date:  April 13, 1998                 /s/ L. ROBERT JOHNSTON, JR.
                                  -------------------------------------------------------------------------------------
                                  L. Robert Johnston, Jr., Vice President and Chief Financial Officer

                                 ONCORMED, INC.

                EXHIBIT INDEX

Exhibit No.     Description                                                         Page No.
-----------     -----------                                                         --------

EX-11           Calculation of Earnings Per Share                                    28
EX-27           Financial Data Schedule                                              29
                 (in EDGAR transmission only)
10.36 *         License Agreement, dated July 7, 1997, between the Company,
                Cancer Research Campaign Technology Limited and Duke University


                                       27


* Confidential treatment has been granted. The omitted portions have been separately filed with the Securities and Exchange Commission.