Form 10-Q/A
period 1997-03-31
ONCORMED INC
filed 1998-04-20
CIK 922821

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

                                  PART II - OTHER INFORMATION


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


                                        ONCORMED, INC.





Date:  April 20, 1998       /s/  DR. TIMOTHY J. TRICHE
                       -------------------------------------------------------
                       Dr. Timothy J. Triche, Chairman and Chief Executive
                       Officer



Date:  April 20, 1998      /s/  DR. DOUGLAS DOLGINOW
                       -------------------------------------------------------
                       Dr. Douglas Dolginow, President and Chief Operating
                       Officer



Date:  April 20, 1998      /s/  L. ROBERT JOHNSTON, JR.
                       -------------------------------------------------------
                       L. Robert Johnston, Jr., Vice President and Chief Financial Officer

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