Form 10-Q
period 1998-03-31
ONCORMED INC
filed 1998-05-15
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1998

                                      OR

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                              ----------------------   ----------------------
                         Commission File Number 1-13768


                                 ONCORMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             52-1842781
                  --------                             ----------
          (State of Incorporation)         (I.R.S Employer Identification No.)

                                205 PERRY PARKWAY
                          GAITHERSBURG, MARYLAND 20877
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (301) 208-1888
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES /x/    NO / /


At May 5, 1998, there were 7,882,833 shares of Common Stock outstanding at a par value of $.01.

                                 ONCORMED, INC.

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I FINANCIAL INFORMATION

         ITEM 1 Financial Statements                                                3

                Balance Sheets as of March 31, 1998 and December 31, 1997           4

                Statements of Operations for the Three Months Ended 5 March 31,
                1998 and 1997 and for the Period from Inception (July 12, 1993)
                Through March 31, 1998                                              5

                Statements of Cash Flow for the Three Months Ended 6 March 31,
                1998 and 1997 and for the Period from Inception (July 12, 1993)
                Through March 31, 1998                                              6

                Notes to Financial Statements                                       7

         ITEM 2 Management's Discussion and Analysis of Financial                  13
                Condition and Results of Operations


PART II OTHER INFORMATION

         ITEM 1 Legal Proceedings                                                  28

         ITEM 2 Changes in Securities                                              28

         ITEM 3 Defaults Upon Senior Securities                                    28

         ITEM 4 Submission of Matters To a Vote of Security Holders                28

         ITEM 5  Other Information                                                 28

         ITEM 6 Exhibits and Reports on Form 8-K                                   29

Signatures                                                                         30

Exhibit Index                                                                      31

Calculation of Shares Used in Computing Earnings Per Share                         32

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

      The balance sheet as of March 31, 1998 and the statements of operations for the three months ended March 31, 1998 and 1997 and for the period from inception (July 12, 1993) through March 31, 1998 and the statements of cash flow for the three months ended March 31, 1998 and 1997 and for the period from inception (July 12, 1993) through March 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended March 31, 1998 presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1997 has been taken from the audited financial statements.

      The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Company believes that the disclosures made are adequate to make the information presented therein not misleading, these financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed with the Securities and Exchange Commission.

                                ONCORMED, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                                                       As of               As of
                                                                     March 31,          December 31,
                                                                        1998                1997
                                                                   ------------        ------------
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $  3,166,788        $    439,618
     Short term investments                                                --             1,038,933
     Accounts receivable, net allowance for doubtful
       accounts of $43,000 and $42,000                                  143,625             298,538
     Other current assets                                               190,422             275,274
                                                                   ------------        ------------
              Total current assets                                    3,500,835           2,052,363
                                                                   ------------        ------------
Non-current assets:
     Property and equipment, net                                        984,840           1,067,303
     Deferred offering costs                                               --                56,949
                                                                   ------------        ------------
             Total non-current assets                                   984,840           1,124,252
                                                                   ------------        ------------
         TOTAL ASSETS                                              $  4,485,675        $  3,176,615
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $    851,524        $    761,169
    Accrued expenses and other liabilities                              995,461             859,390
    Payable to Oncor, Inc.                                              152,961              82,552
    Deferred revenue                                                  1,116,114              72,347
                                                                   ------------        ------------
            Total current liabilities                                 3,116,060           1,775,458
                                                                   ------------        ------------
Non-current liabilities:
    Note payable to Oncor Finance, Inc.                                 715,751             715,751
    Deferred revenue                                                      5,900               8,596
                                                                   ------------        ------------
            Total non-current liabilities                               721,651             724,347
                                                                   ------------        ------------
       TOTAL LIABILITIES                                              3,837,711           2,499,805
                                                                   ------------        ------------

Commitments And Contingencies (Notes 1 and 6)

Stockholders' Equity:
  Series A preferred stock, $.01 par value, 2,000,000 shares
    authorized, 333 and 0 shares issued and outstanding               2,873,990                --
  Common stock, $.01 par value, 40,000,000 shares,
    authorized, 7,882,833 and 7,876,423 shares issued
    and outstanding                                                      78,828              78,764
Additional paid-in capital                                           30,490,589          30,234,082
Deferred compensation                                                   (89,338)           (103,462)
Deficit accumulated during the development stage                    (32,706,105)        (29,532,574)
                                                                   ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY                                         647,964             676,810
                                                                   ------------        ------------


     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                  $  4,485,675        $  3,176,615
                                                                   ============        ============


      The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Period From
                                                                                   Inception
                                                                                (July 12, 1993)
                                                                                    Through
                                              Three Months Ended March 31,          March 31,
                                                1998                1997               1998
                                             -----------        -----------        ------------
REVENUES                                     $   264,396        $   115,279        $  2,197,121

OPERATING EXPENSES:
  Cost of sales - direct                         196,845             53,966           1,132,821
  Laboratory operations                          807,140            706,805          10,595,265
  Selling, general and administrative          1,986,012          1,324,821          19,495,858
  Research and development                       172,973            225,616           2,905,427
  Acquired in-process research
   and development projects                           --          1,481,148           1,481,148
                                             -----------        -----------        ------------

     Total expenses                            3,162,970          3,792,356          35,610,519
                                             -----------        -----------        ------------

OPERATING LOSS                                (2,898,574)        (3,677,077)        (33,413,398)
Interest income                                   21,257             94,600           1,195,539
Interest expense                                 (14,275)           (14,598)           (206,307)
                                             -----------        -----------        ------------

NET LOSS                                     $(2,891,592)       $(3,597,075)       $(32,424,166)
                                             -----------        -----------        ------------

Dividend and accretion embedded in
  conversion of Series A Convertible
  Preferred Stock                               (281,939)                --            (281,939)
                                             -----------        -----------        ------------

Net loss per share applicable to
  common stock                               $(3,173,531)       $(3,597,075)       $(32,706,105)
                                             ===========        ===========        ============


BASIC AND DILUTED
NET LOSS PER SHARE
 (unaudited)                                 $     (0.40)       $     (0.49)       $      (5.55)
                                             ===========        ===========        ============

SHARES USED IN COMPUTING
  NET LOSS PER SHARE
   (unaudited)                                 7,881,519          7,320,698           5,897,303
                                             ===========        ===========        ============


        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                      Period From
                                                                                                       Inception
                                                                        Three Months Ended          (July 12, 1993)
                                                                            March 31,                    Through
                                                                    1998               1997           March 31, 1998
                                                                 -----------        -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(2,891,592)       $(3,597,075)       $(32,424,166)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
    Depreciation and amortization                                    136,494            138,277           1,742,552
    Amortization of deferred compensation                             11,712              9,213             331,250
    Acquired in-process research and
      development costs                                                   --          1,481,148           1,481,148
    Changes in operating assets and liabilities:
       Accounts receivable                                           154,913             68,568            (143,625)
       Other assets                                                   84,852            112,930            (190,422)
       Accounts payable                                               90,355           (453,590)            851,524
       Accrued expenses and other liabilities                        136,071            217,527             995,461
       Deferred revenue                                            1,041,071             16,000           1,122,014
       Payable to Oncor, Inc.                                         70,409            (31,973)            152,961
                                                                 -----------        -----------        ------------
       Net cash used in operating activities                      (1,165,715)        (2,038,975)        (26,081,303)
                                                                 -----------        -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (54,031)           (75,879)         (2,672,393)
  Redemptions of short-term investments                            1,038,933          1,151,941           6,784,528
  Purchases of short-term investments                                     --         (2,819,549)         (6,784,528)
                                                                 -----------        -----------        ------------
       Net cash provided by (used in) investing activities           984,902         (1,743,487)         (2,672,393)
                                                                 -----------        -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                              16,464          2,762,436          25,216,131
  Net proceeds from sale of preferred stock                        2,828,883                 --           5,819,322
  Net proceeds from exercise of stock options                          5,687             68,000             169,280
  Net proceeds from Note payable to Oncor Finance, Inc.                   --                 --             715,751
  Decrease in deferred offering costs                                 56,949                 --                  --
                                                                 -----------        -----------        ------------
       Net cash provided by financing activities                   2,907,983          2,830,436          31,920,484
                                                                 -----------        -----------        ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 2,727,170           (952,026)          3,166,788
CASH AND CASH EQUIVALENTS, beginning of period                       439,618          6,031,809                  --
                                                                 -----------        -----------        ------------

CASH AND CASH EQUIVALENTS, end of period                         $ 3,166,788        $ 5,079,783        $  3,166,788
                                                                 ===========        ===========        ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange for software
        and technology                                           $        --        $        --        $     55,000
                                                                 ===========        ===========        ============
  Issuance of common stock in exchange for stock
        subscription receivable                                  $        --        $        --        $     25,000
                                                                 ===========        ===========        ============

  Issuance of common stock and warrants in exchange
        for research and development projects in-process$        $        --        $ 1,481,148        $  1,481,148
                                                                 ===========        ===========        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                      $    14,275        $    14,598        $    206,307
                                                                 ===========        ===========        ============


        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1998
                                   (Unaudited)

1.  BUSINESS DESCRIPTION:

    Oncormed, Inc. (the "Company"), was incorporated on July 12, 1993, in the State of Delaware. The Company is a genomics services company that characterizes newly discovered genes to establish their medical relevance and provides molecular profiling of patients for pharmacogenomic and therapeutic purposes. The Company is in the development stage and has a limited operating history, has incurred operating losses since its inception and expects losses to continue and increase. Since its inception, the Company has been engaged in research and development activities, organizational efforts, and sales and marketing activities including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company's services are currently offered principally in the United States. There can be no assurance that the Company will be successful in the development or commercialization of its services.

    The Company has incurred cumulative losses since its inception and, as of March 31, 1998, had an accumulated deficit of approximately $32.7 million. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects that its operating losses will continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. At April 28, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million. Currently, the Company expends from $800,000 to $1,000,000 per month. The Company will need to raise additional funds by the end of the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is currently actively pursuing potential sources of financing including private financings or a collaborative agreement or other arrangements with corporate partners. There can be no assurance that any additional financing will be available or, if available, will be on terms acceptable to the Company. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

    Net Loss Per Common Share

    In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for the financial statements issued for period ending after December 15, 1997. The Company implemented SFAS No. 128 in 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and convertible securities that were outstanding at March 31, 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share. SAB 98 replaces SAB 83 which previously required that all issuances of common stock, options and warrants issued within one year of an initial public offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an initial public offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's initial public offering the Company had no issuances of common stock, options or warrants for nominal consideration.

                                ONCORMED, INC.
                        (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

2.  SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    Earnings per share for the inception to date period presented which includes the periods preceding the Company's initial public offering has been restated to comply with SAB 98.

    Reclassification

    Certain 1997 balances have been reclassified to conform with 1998 financial statement presentation.

3.  RELATED-PARTY TRANSACTIONS:

    As of March 31, 1998, Oncor Inc.'s ("Oncor") ownership of the Company's outstanding common stock was approximately 25.4 percent (23.2% assuming the conversion of the Series A convertible preferred stock.)

    License Agreement

    In February 1997, the Company and Oncor agreed to certain changes to an agreement with Oncor regarding sublicenses for certain proprietary technology (the "Oncor Agreement"). Pursuant to the agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the purposes of development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of cancer-predisposing genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than services that are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the agreement shall expire in June 2004 unless earlier terminated in accordance with its terms.

    Under the terms of the agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of four percent (4%) to two percent (2%) of the Company's annual net sales. During the first year of the agreement, the Company is obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the second year of the agreement, starting April 1, 1998, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement.

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

    Services Agreements with Oncor, Inc. and Affiliates

    As of March 31, 1998, the Company owed Oncor and Codon Pharmaceuticals, Inc. ("Codon", a subsidiary of Oncor) $152,961 for charges which include fees payable under the Oncor License, consulting and equipment. In addition, in June 1994 the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,526 for the three months ended March 31, 1998.

    Related party revenues and expenses are as follows:

                                                                                  Period from
                                                                                    Inception
                                                                                 (July 12, 1993)
                                                                                     Through
                                                   Three Months Ended March 31,      March 31,
                                                       1998          1997              1998
                                                      -------       ------           ----------
           Sales to related party                     $    --       $   --           $   51,821
           Operating expenses to related party:
             Laboratory operations                     65,886       68,000            1,102,496
             Selling, general and administrative        3,583           --              981,479
             Research and development                      --           --              173,085

   Of the related party expenses for the three months ended March 31, 1998, laboratory operations consisted of approximately $16,000 for equipment rental from Codon and $50,000 associated with the Oncor Agreement and selling, general and administrative was for occupancy costs. The related party expenses associated with laboratory operations will decrease beginning in the second quarter of 1998.

4. DEFERRED REVENUES:

   Deferred revenues consist of a prepaid amount of $1 million related to the Incyte collaboration, prepaid amounts related to laboratory testing and prepaid fees related to various risk assessment service agreements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

5. STOCKHOLDERS' EQUITY:

   Stock Option Plan

   As of March 31, 1998, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 2,030,500 shares had been granted. After giving effect to the cancelation of stock options, shares available for issuance were 463,650 as of March 31, 1998. Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $8,175, $9,213, and $242,639 has been recognized for the three months ended March 31, 1998 and 1997 and for the period from inception (July 12, 1993) to March 31, 1998, respectively.

   Series A Convertible Preferred Stock

   On February 27, 1998, the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with certain unaffiliated investors (collectively, the "Investors") and Incyte Pharmaceuticals, Inc. ("Incyte"). Pursuant to the Stock Purchase Agreement, the Investors purchased a total of Three Hundred (300) shares of the Company's 6% Series A Convertible Preferred Stock (the "Series A Stock") from the Company for $3,000,000 and Incyte exercised its pro rata share and purchased a total of Thirty Three (33) shares of the Company's 6% Series A Convertible Preferred Stock (the "Series A Stock") from the Company for $330,000. The net proceeds from this transaction were approximately $2.8 million.

   The holders of Series A Stock may convert their shares at any time into shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), at a conversion price per share equal to the lesser of (i) $7.5625 or (ii) a percentage (ranging from 97% to 85% depending upon the timing of such conversion) of the average of five (5) closing bid prices of the Common Stock over a thirty (30) trading day period immediately preceding the time of such conversion. In addition, at any time on or after February 27, 2000, the Company may require that the Series A Stock be converted into Common Stock if the closing bid prices of the Common Stock for at least twenty (20) consecutive trading days immediately preceding such conversion shall have been at least $11.34375 per share. Further, in certain limited circumstances, the holders of the Series A Stock can require that the Company redeem their respective shares of Series A Stock. The Company recognizes the difference between the conversion price and the quoted market price as a dividend which is being recorded over the expected conversion period. Approximately $118,000 was recorded in the first quarter of 1998.

   Dividends in the amount of six percent (6%) per annum will be due quarterly on the shares of Series A Stock. The Company may pay such dividends either in cash or through the issuance of shares of Common Stock. Dividends of $16,820 were recorded in the first quarter of 1998.

   Pursuant to the Stock Purchase Agreement, the Investors also received warrants (the "Investor Warrants") to purchase an aggregate of 166,666 shares of the Company's Common Stock at an exercise price of $8.54 per share (the "Series A Warrants"). The Series A Warrants expire on February 27, 2001. Approximately $237,000 of the net proceeds have been allocated to the value of the warrants.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

5. STOCKHOLDERS' EQUITY: (Continued)

   The difference between the carrying amount of the preferred stock and the redemption amount is being accreted over the period from issuance to expected conversion.

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

   In connection with the purchase of the Series A Stock, the Company and the Investors entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-3 covering the resale by the Investors of (i) 200% times the maximum number of shares of Common Stock into which the Series A Preferred Stock is convertible, (ii) the number of shares of Common Stock issuable upon exercise of the Series A Warrants, and (iii) the number of shares of Common Stock issuable upon payment of dividends on the Series A Preferred Stock, assuming each share of Series A Preferred Stock is outstanding for two years. Such registration statement was declared effective on April 23, 1998. In addition, in the event of the Series B Closing, the Company has agreed to use its commercially reasonable efforts to file an additional Registration Statement on Form S-3 covering the resale by the Investors of shares of Common Stock issuable (i) upon conversion of the Series B Stock, (ii) upon exercise of the Series B Warrants, and (iii) as dividends on the Series B Stock.

6. AGREEMENTS:

   In January 1998, the Company and Children's Hospital Los Angeles ("CHLA") entered into an agreement (the "CHLA Agreement") whereby CHLA agreed to provide resources and personnel to act as a biorepository site for the Company's library of tissue samples. The CHLA Agreement expires on January 29, 2001, unless modified by written amendment, renewal or extension or earlier terminated in accordance with its terms. The Company has agreed to pay for CHLA's costs incurred in the performance of the scope of work, as described in the CHLA Agreement. In March 1998, the Company and CHLA agreed to certain amendments to the CHLA Agreement. Dr. Triche, the Company's CEO and Chairman of the Board of Directors, is the Pathologist-in-Chief for CHLA.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the audited financial statements of the Company and notes thereto, included in the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed with the Securities and Exchange Commission. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated by such forward-looking statements, including the matters set forth under Certain Factors Affecting Operations and Market Price of Securities.

OVERVIEW

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of March 31, 1998, the Company's accumulated deficit was approximately $32.7 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. Revenues are principally derived from providing genetic testing and information services, technology licensing associated with its proprietary information and software licensing associated with its risk assessment service. Revenues are also derived from grant contract work. Revenues from the Company's genetic testing and information services and grant work are recognized as they are provided. Revenues from technology licensing fees are recognized when the licensing agreement has been executed. Revenues from technology licensing royalties are recognized when earned. Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. At April 28, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million. Currently, the Company expends from $800,000 to $1,000,000 per month. The Company will need to raise additional funds by the end of the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is actively seeking additional capital to fund its operations through private financings or a collaborative licensing or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. (See Note 1 to the Financial Statements.)

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 were $264,396 compared to $115,279 for the same period in 1997. The increase in revenues is primarily due to an increase in genetic testing services including pharmacogenomic services and revenues associated with grant contract work. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $196,845 and $53,966 for the three months ended March 31, 1998 and 1997, respectively. Cost of sales - direct includes costs for supplies, direct labor, shipping, reference laboratory work, and royalties (other than those under the Oncor License) for testing services and computer hardware costs associated with the Company's risk assessment services. The increase in cost of sales - direct reflected the corresponding increase in the Company's revenues.

Laboratory operations expenses were $807,140 and $706,805 for the three months ended March 31, 1998 and 1997, respectively. The increase in laboratory operations expenses was primarily due to increased product licensing-related fees and the hiring of additional personnel to perform genetic testing services. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and laboratory equipment rental paid to Codon.

Selling, general and administrative expenses were $1,986,012 and $1,324,821 for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses were $1,718,049 for the three months ended March 31, 1998, compared with $997,519 for the three months ended March 31, 1997. The increase in general and administrative expenses was due to increased professional fees specifically in legal fees associated with patent issues and related litigation, and the addition of personnel and related costs. Selling expenses were $267,963 for the three months ended March 31, 1998, compared with $327,302 for the three months ended March 31, 1997. The decrease in selling expenses was due to a decrease in marketing costs, specifically in literature and direct mail. Related party selling, general and administrative expenses were $3,583 for the three months ended March 31, 1998. There were no related party selling, general and administrative expenses for the three months ended March 31, 1997.

Research and development expenses were $172,973 and $225,616 for the three months ended March 31, 1998 and 1997, respectively. The decrease in research and development expenses was primarily due to the reduced need for outside consultants on various projects. There were no related party expenses for the three months ended March 31, 1998 or 1997.

There were no acquired in-process research and development projects for the three months ended March 31, 1998. Acquired in-process research and development projects for the three months ended March 31, 1997 consisted of a one-time write off of approximately $1.5 million associated with licensing of technology under a License, Services and Marketing Agreement with Incyte Pharmaceuticals, Inc. (the "Incyte Agreement").

Related party expenses, other than the Oncor License, will continue to decrease and remain nominal in the future.

Interest income was $21,257 and $94,600 for the three months ended March 31, 1998 and 1997, respectively. The decrease in interest income during the first quarter of 1998 was due to the decreased amounts available for investment. Interest expense was $14,275 and $14,598 for the three months ended March 31, 1998 and 1997, respectively.

For the reasons set forth above, net operating losses were $2,891,592 and $3,597,075 for the three months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. The Company has incurred cumulative losses since its inception and, as of March 31, 1998, had an accumulated deficit of approximately $32.7 million. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's operations have historically been funded primarily through private placements and public offerings of equity securities. In February 1998, the Company completed a $3.3 million private placement of equity securities (the "Stock Purchase Agreement"), resulting in net proceeds of approximately $2.8 million to the Company. In addition, pursuant to the terms of the Stock Purchase Agreement, the Company may, subject to certain conditions, issue 333 shares of 6% series B convertible preferred stock. However, there can be no assurance that the additional sale of securities through the private placement will occur. At
April 28, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million. Currently, the Company expends from $800,000 to $1,000,000 per month. The Company will need to raise additional funds by the end of the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is currently pursuing potential sources of financing including private financings or a collaborative agreement or other arrangements with corporate partners. There can be no assurance that any additional financing will be available or, if available, will be on terms acceptable to the Company. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Cash used in operating activities was approximately $1.2 million for the three months ended March 31, 1998 compared with approximately $2.0 million for the same period in 1997. The decrease was primarily attributable to the prepayment received from Incyte Pharmaceuticals, Inc. during the first quarter of 1998.

Cash provided by investing activities was $984,902 for the three months ended March 31, 1998 compared to cash used in investing activities of $1,743,487 for the same period in 1997. The increase in cash provided was due to the reduction in purchases of short-term investments during the three months ended March 31, 1998 as compared to the same period in 1997.

Cash provided by financing activities was approximately $2.9 million for the three months ended March 31, 1998 compared with approximately $2.8 million for the same period in 1997. In the first quarter of 1998, the Company entered into a convertible preferred stock purchase agreement with certain unaffiliated investors and Incyte Pharmaceuticals, Inc. ("Incyte"). In the first quarter of 1997, the Company entered into a License, Services and Marketing Agreement with Incyte.

Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the Oncor License, will be approximately $467,000 through 1998.

In January 1998, the Company and Children's Hospital Los Angeles ("CHLA") entered into an agreement (the "CHLA Agreement") whereby CHLA agreed to provide resources and personnel to act as a biorepository site for the Company's library of tissue samples. The CHLA Agreement expires on January

29, 2001, unless modified by written amendment, renewal or extension or earlier terminated in accordance with its terms. The Company has agreed to pay for CHLA's costs incurred in the performance of the scope of work, as described in the CHLA Agreement. In March 1998, the Company and CHLA agreed to certain amendments to the CHLA Agreement. Dr. Triche, the Company's CEO and Chairman of the Board of Directors, is the Pathologist-in-Chief for CHLA.

The Company has incurred cumulative losses since its inception and, as of March 31, 1998, had an accumulated deficit of approximately $32.7 million. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. At April 28, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million. Currently, the Company expends from $800,000 to $1,000,000 per month. The Company will need to raise additional funds by the end of the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is actively seeking additional capital to fund its operations through private financings or a collaborative licensing or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted SFAS No. 130 and has concluded that there was no impact.

Also in June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company's 1998 year-end financial statements. Financial statement disclosures for prior periods are required to be restated. Management is in the process of determining the financial statement impact of the application of SFAS No. 131.

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

Additional Financing Requirements; Going Concern; Access to Capital

The Company has incurred cumulative losses since its inception and, as of March 31, 1998, had an accumulated deficit of approximately $32.7 million. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. At April 28, 1998, the Company had cash, cash equivalents and short-term investments of approximately $2.0 million. Currently, the Company expends from $800,000 to $1,000,000 per month. The Company will need to raise additional funds by the end of the second quarter of 1998 to continue the Company's operations, which raises substantial doubt about whether the Company can continue as a going concern. The Company is actively seeking additional capital to fund its operations through private financings or a collaborative licensing or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern.

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of March 31, 1998, the Company's accumulated deficit was approximately $32.7 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

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

The Company's rights to technologies licensed to the Company from third parties through Oncor are subject to various provisions in the license agreements between such third parties and Oncor. No assurance can be given that Oncor will perform its obligations under such agreements, that such agreements will not be terminated or that such agreements can be renewed upon termination or expiration. If Oncor breaches such agreements or otherwise fails to comply with such agreements, or if such agreements are terminated or otherwise expire, the development or commercialization of certain of the Company's services may be delayed or terminated, or the Company would have to expend substantial additional resources on development and commercialization, which would have a material adverse effect on the Company's business, financial condition and results of operations. Oncor currently owns approximately 25.4 percent (excluding the conversion of the Series A convertible preferred stock) of the Company's outstanding Common Stock. Accordingly, Oncor may be able to effectively control or influence certain actions such as the election of directors and the authorization of certain transactions that require stockholder approval and may be able to otherwise effectively control the Company's policies without concurrence of the Company's other stockholders. In addition, Stephen Turner, Chief Executive Officer of Codon Pharmaceuticals, Inc., a subsidiary of Oncor, is a director of the Company, and Timothy J. Triche, M.D., Ph.D., a director of Oncor, is the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Turner is not a nominee for re-election at the Company's 1998 annual stockholders' meeting.

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

Dividend Policy

The Company is obligated to pay dividends of 6% per annum on the Series A Stock, payable by the Company on a quarterly basis either in cash or through the issuance of shares of Common Stock. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all its earnings for use in the operation of its business and, therefore, does not anticipate that it will pay any cash dividends on its Common Stock in the foreseeable future.

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

Control by Existing Stockholders

As of December 31, 1997, officers and directors of the Company and stockholders owning more than five percent of the Common Stock, together with their affiliates, beneficially owned approximately 59.0% of the outstanding Common Stock. Oncor, Inc. currently holds approximately 25.4 percent (excluding the conversion of the Series A convertible preferred stock) of the Company's outstanding Common Stock. Such shares were acquired by Oncor in a transaction not involving a public offering and are therefore "restricted securities" under the Securities Act and may only be sold (i) in accordance with Rule 144 promulgated thereunder or (ii) pursuant to an effective registration statement under the Securities Act. However, Oncor has no rights with respect to the registration of such shares of Common Stock under the Securities Act. Furthermore, Oncor is considered an "affiliate" of the Company and is therefore subject to the volume and other limitations of Rule 144 promulgated under the Securities Act. As a result, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and consolidations, sales of all or substantially all of the assets of the Company or other business combination transactions.

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings

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

Item 2 Changes in Securities

       On February 27, 1998, the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with certain unaffiliated investors (collectively, the "Investors") and Incyte Pharmaceuticals, Inc. ("Incyte"). Pursuant to the Stock Purchase Agreement, the Investors purchased a total of Three Hundred (300) shares of the Company's 6% Series A Convertible Preferred Stock (the "Series A Stock") from the Company for $3,000,000 and Incyte exercised its pro rata share and purchased a total of Thirty Three (33) shares of the Company's 6% Series A Convertible Preferred Stock (the "Series A Stock") from the Company for $330,000.

       The rights, preferences and limitations of the Series A Stock are set forth in the Company's Certificate of Incorporation, as amended to date. The Series A Stock has been granted certain rights and preferences which are senior to the rights and preferences of the Company's Common Stock. Such rights and preferences include dividend preferences and liquidation preferences. In particular, in the event of any liquidation, dissolution, winding-up or certain change of control transactions, the holders of Series A Stock would be entitled to receive payments from the Company prior to the distribution of any remaining proceeds to the holders of the Common Stock.

Item 3 Defaults Upon Senior Securities

          None.

Item 4 Submission of Matters to a Vote of Security Holders

          None.

Item 5 Other Information

          None.

Item 6 Exhibits and Reports on Form 8-K

       (a)Exhibits filed as part of this Form 10-Q

          10.39* Agreement related to Term Sheet dated February 24, 1997, between the Company and Oncor.

          10.40* Agreement, dated January 29, 1998, between the Company and Childrens' Hospital Los Angeles, including the amendment dated March 30, 1998.

       (b)Reports on Form 8-K

          In a report filed on Form 8-K dated March 5, 1998, the Company announced the completion of a $3 million equity financing through a private placement of 6% Series A convertible preferred stock to certain investors.


       * Confidential treatment requested.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ONCORMED, INC.





Date:  May 14, 1998             /s/  DR. TIMOTHY J. TRICHE
                            ------------------------------
                            Dr. Timothy J. Triche,
                            Chairman and Chief Executive Officer



Date:  May 14, 1998            /s/  DR. DOUGLAS DOLGINOW
                            ----------------------------
                            Dr. Douglas Dolginow,
                            President and Chief Operating Officer



Date:  May 14, 1998            /s/  L. ROBERT JOHNSTON, JR.
                            -------------------------------

                            L. Robert Johnston, Jr.,
                            Sr. Vice President and Chief Financial Officer

                                 ONCORMED, INC.

                                  EXHIBIT INDEX

Exhibit No.                 Description                                                              Page No.
-----------                 -----------                                                              --------
EX-11                       Calculation of Earnings Per Share
EX-27                       Financial Data Schedule
                             (in EDGAR transmission only)
10.39                       Agreement related to Term Sheet dated February 24, 1997, between the
                            Company and Oncor.

10.40                       Agreement, dated January 29, 1998, between the Company and Childrens'
                            Hospital Los Angeles.