Form 10-Q
period 1998-06-30
ONCORMED INC
filed 1998-08-14
CIK 922821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                                       OR

(   )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ______________________

                         Commission file number 1-13768


                                 ONCORMED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   52-1842781
   ------------------------                  -----------------------------------
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


YES   x    NO
    ------    ------

At August 5, 1998, there were 8,129,093 shares of Common Stock outstanding at a par value of $.01.

                                ONCORMED, INC.

                               TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I     FINANCIAL INFORMATION

           ITEM 1      Financial Statements                                                         3

                       Balance Sheets as of June 30, 1998 and December 31, 1997.                    4

                       Statements of Operations for the Three Months Ended                          5
                       June 30, 1998 and 1997; for the Six Months Ended June 30, 1998
                       and 1997; and for the Period from Inception (July 12, 1993)
                       Through June 30, 1998.

                       Statements of Cash Flow for the Six Months Ended                             6
                       June 30, 1998 and 1997 and for the Period from Inception
                       (July 12, 1993) Through June 30, 1998.

                       Notes to Financial Statements                                                7

           ITEM 2      Management's Discussion and Analysis of Financial                           13
                       Condition and Results of Operations


PART II    OTHER INFORMATION

           ITEM 1      Legal Proceedings                                                           27

           ITEM 2      Changes in Securities                                                       27

           ITEM 3      Defaults Upon Senior Securities                                             27

           ITEM 4      Submission of Matters To a Vote of Security Holders                         27

           ITEM 5      Other Information                                                           27

           ITEM 6      Exhibits and Reports on Form 8-K                                            27

Signatures                                                                                         28

Exhibit Index                                                                                      29

Calculation of Shares Used in Computing Earnings Per Share                                         30

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         The balance sheet as of June 30, 1998 and the statements of operations for the three months ended June 30, 1998 and 1997, for the six months ended June 30, 1998 and 1997, and for the period from inception (July 12, 1993) through June 30, 1998 and the statements of cash flow for the six months ended June 30, 1998 and 1997 and for the period from inception (July 12, 1993) through June 30, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results for the quarter ended June 30, 1998 presented in the accompanying financial statements, are not necessarily indicative of the results for the entire year or any other period. The balance sheet at December 31, 1997 has been taken from the audited financial statements.

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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                       As of              As of
                                                                      June 30,         December 31,
                                                                       1998                1997
                                                                   ------------        ------------
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $  1,178,007        $    439,618
     Short term investments                                                  --           1,038,933
     Accounts receivable, net allowance for doubtful
       accounts of $45,000 and $42,000                                  180,677             298,538
     Other current assets                                               135,551             275,274
                                                                   ------------        ------------
              Total current assets                                    1,494,235           2,052,363
                                                                   ------------        ------------

Non-current assets:
     Property and equipment, net                                        975,594           1,067,303
     Deferred offering costs                                                 --              56,949
                                                                   ------------        ------------
             Total non-current assets                                   975,594           1,124,252
                                                                   ------------        ------------
       TOTAL ASSETS                                                $  2,469,829        $  3,176,615
                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                               $    837,968        $    761,169
    Accrued expenses and other liabilities                              699,751             859,390
    Payable to Oncor, Inc.                                              187,341              82,552
    Note payable to Oncor Finance, Inc.                                 715,751                  --
    Deferred revenue                                                  1,078,129              72,347
                                                                   ------------        ------------
            Total current liabilities                                 3,518,940           1,775,458
                                                                   ------------        ------------
Non-current liabilities:
    Note payable to Oncor Finance, Inc.                                      --             715,751
    Deferred revenue                                                      3,687               8,596
                                                                   ------------        ------------
            Total non-current liabilities                                 3,687             724,347
                                                                   ------------        ------------
       TOTAL LIABILITIES                                              3,522,627           2,499,805
                                                                   ------------        ------------
Commitments And Contingencies  (Notes 1 and 6)
Stockholders' Equity:
  Series A preferred stock, $.01 par value, 2,000,000 shares
    authorized, 333 and 0 shares issued and outstanding               3,719,161                  --
  Common stock, $.01 par value, 40,000,000 shares,
    authorized, 7,887,300 and 7,876,423 shares issued
    and outstanding                                                      78,873              78,764
Additional paid-in capital                                           30,492,544          30,234,082
Deferred compensation                                                   (75,854)           (103,462)
Deficit accumulated during the development stage                    (35,267,522)        (29,532,574)
                                                                   ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,052,798)            676,810
                                                                   ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                        $  2,469,829        $  3,176,615
                                                                   ============        ============


        The accompanying notes are an integral part of these balance sheets.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                       Period From
                                                                                                                        Inception
                                                                                                                     (July 12, 1993)
                                                                                                                         Through
                                           Three Months Ended June 30,             Six Months Ended June 30,              June 30,
                                            1998               1997                1998                1997                1998
                                       ------------        ------------        ------------        ------------        ------------
REVENUES                               $    584,312        $    207,096        $    848,708        $    322,375        $  2,781,433

OPERATING EXPENSES:
  Cost of sales - direct                    169,933             110,680             366,778             164,646           1,302,754
  Laboratory operations                     765,689             666,853           1,572,829           1,373,658          11,360,954
  Selling, general and administrative     1,743,023           1,363,197           3,729,035           2,688,018          21,238,881
  Research and development                  159,570             196,545             332,543             422,161           3,064,997
  Acquired research and development
    projects in-process                          --                  --                  --           1,481,148           1,481,148
                                       ------------        ------------        ------------        ------------        ------------

     Total expenses                       2,838,215           2,337,275           6,001,185           6,129,631          38,448,734
                                       ------------        ------------        ------------        ------------        ------------

OPERATING LOSS                           (2,253,903)         (2,130,179)         (5,152,477)         (5,807,256)        (35,667,301)
Interest income                              27,016              94,066              48,273             188,666           1,222,555
Interest expense                            (14,359)            (14,650)            (28,634)            (29,248)           (220,666)
Gain on sale of service
  line assets                               525,000                  --             525,000                  --             525,000
                                       ------------        ------------        ------------        ------------        ------------

NET LOSS                               $ (1,716,246)       $ (2,050,763)       $ (4,607,838)       $ (5,647,838)       $(34,140,412)
                                       ------------        ------------        ------------        ------------        ------------

Dividend and accretion embedded
  in conversion of Series A
  Convertible Preferred Stock              (845,171)                 --          (1,127,110)                 --          (1,127,110)
                                       ------------        ------------        ------------        ------------        ------------


Net loss applicable
  to common stock                      $ (2,561,417)       $ (2,050,763)       $ (5,734,948)       $ (5,647,838)       $(35,267,522)
                                       ============        ============        ============        ============        ============



BASIC AND DILUTED
NET LOSS PER SHARE
(unaudited)                            $      (0.32)       $      (0.26)       $      (0.73)       $      (0.75)       $      (5.88)
                                       ============        ============        ============        ============        ============


SHARES USED IN COMPUTING
  NET  LOSS PER COMMON
  SHARE
  (unaudited)                             7,883,937           7,814,022           7,882,728           7,567,360           5,997,245
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

                                 ONCORMED, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                         Period From
                                                                                                          Inception
                                                                         Six Months Ended               (July 12, 1993)
                                                                             June 30,                       Through
                                                                     1998                1997            June 30, 1998
                                                                 ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (4,607,838)       $ (5,647,838)       $(34,140,412)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
    Depreciation and amortization                                     272,290             269,375           1,878,348
    Amortization of deferred compensation                              25,196              18,426             344,734
    Gain on sale of service
      line assets                                                    (525,000)                 --            (525,000)
    Acquired in-process research and
      development costs                                                    --           1,481,148           1,481,148
    Changes in operating assets and liabilities:
       Accounts receivable                                            117,861             (17,647)           (180,677)
       Other assets                                                   139,723             203,036            (135,551)
       Accounts payable                                                76,799            (484,615)            837,968
       Accrued expenses and other liabilities                        (159,639)           (120,575)            699,751
       Deferred revenue                                             1,000,873              20,717           1,081,816
       Payable to Oncor, Inc.                                         104,789              20,004             187,341
                                                                 ------------        ------------        ------------
       Net cash used in operating activities                       (3,554,946)         (4,257,969)        (28,470,534)
                                                                 ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of service line assets                           525,000                  --             525,000
  Purchase of property and equipment                                 (180,581)           (263,133)         (2,798,943)
  Redemptions of short-term investments                             1,038,933           3,392,387           6,784,528
  Purchases of short-term investments                                      --          (3,889,464)         (6,784,528)
                                                                 ------------        ------------        ------------
       Net cash provided by (used in) investing activities          1,383,352            (760,210)         (2,273,943)
                                                                 ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock                               16,464           2,830,436          25,216,131
  Net proceeds from sale of preferred stock                         2,828,883                  --           5,819,322
  Net proceeds from exercise of stock options                           7,687                  --             171,280
  Net proceeds from Note payable to Oncor Finance, Inc.                    --                  --             715,751
  Decrease in deferred offering costs                                  56,949                  --                  --
                                                                 ------------        ------------        ------------
       Net cash provided by financing activities                    2,909,983           2,830,436          31,922,484
                                                                 ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   738,389          (2,187,743)          1,178,007
CASH AND CASH EQUIVALENTS, beginning of period                        439,618           6,031,809                  --
                                                                 ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                         $  1,178,007        $  3,844,066        $  1,178,007
                                                                 ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange for software
         and technology                                          $         --        $         --        $     55,000
                                                                 ============        ============        ============
  Issuance of common stock in exchange for stock
         subscription receivable                                 $         --        $         --        $     25,000
                                                                 ============        ============        ============
  Issuance of common stock and warrants in exchange
         for research and development projects in-process        $         --        $  1,481,148        $  1,481,148
                                                                 ============        ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                      $     28,634        $     29,248        $    220,666
                                                                 ============        ============        ============



        The accompanying notes are an integral part of these statements.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 1998
                                   (Unaudited)

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

       The Company has incurred cumulative losses since its inception and, as of June 30, 1998, had an accumulated deficit of approximately $35.3 million. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects that its operating losses will continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. At August 7, 1998, the Company had cash and cash equivalents of approximately $1.4 million. In the event the Merger is not consummated, the Company will need to raise additional funds which may not be available on a timely basis or on satisfactory terms. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

       Net Loss Per Common Share

       In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for the financial statements issued for period ending after December 15, 1997. The Company implemented SFAS No. 128 in 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and convertible securities that were outstanding at June 30, 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. As a result, the basic and diluted loss per share amounts are identical.

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

3.     RELATED-PARTY TRANSACTIONS:

       As of June 30, 1998, Oncor Inc.'s ("Oncor") ownership of the Company's outstanding common stock was approximately 25.4 percent (excluding the conversion of the Series A convertible preferred stock.)

       License Agreement

       In February 1997, as modified in November 1997, the Company and Oncor agreed to certain changes to an agreement with Oncor regarding sublicenses for certain proprietary technology (the "Oncor Agreement"). Pursuant to the agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies and a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto.

       Under the terms of the Oncor Agreement, the Company is obligated to make payments on a quarterly basis to Oncor equal to a range of 4% to 2% of the Company's annual net sales. During the period from April 1, 1997 to March 31, 1998, the Company was obligated to pay Oncor a minimum amount equal to $50,000 per quarter. During the period from April 1, 1998 to March 31, 1999, the Company is obligated to pay Oncor a minimum amount equal to $25,000 per quarter. Thereafter, there shall be no minimum payment required to be made by the Company to Oncor in connection with the agreement. In connection with the Merger, Gene Logic has the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that Gene Logic terminates the Oncor Agreement, both the exclusive license and the non-exclusive license remain in full force and effect under rates to be determined.

       Services Agreements with Oncor, Inc. and Affiliates

       As of June 30, 1998, the Company owed Oncor and Codon Pharmaceuticals, Inc. ("Codon", a subsidiary of Oncor) $187,341 for charges which include fees payable under the Oncor License, consulting and equipment. In addition, in June 1994 the Company converted $715,751 owed to Oncor for license fees previously incurred and for prior services rendered into a Convertible Subordinated Promissory Note (the "Note"), which principal is due in June 1999. The Note bears interest at 7 percent and is convertible into common stock at Oncor's option at a conversion price of $20 per share of

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.     RELATED-PARTY TRANSACTIONS: (Continued)

       common stock. During the fourth quarter of 1994, Oncor assigned the Note to its wholly-owned subsidiary Oncor Finance, Inc. Interest expense recorded by the Company relating to the Note was $12,665 for the three months ended June 30, 1998. The Note will be assumed by Gene Logic upon consummation of the Merger.

       Related party revenues and expenses are as follows:

                                                                                                                     Period from
                                                                                                                       Inception
                                                          Three Months                        Six Months            (July 12, 1993)
                                                          Ended June 30,                     Ended June 30,             Through
                                                          --------------                     --------------             June 30,
                                                      1998              1997             1998           1997              1998
                                                   ----------       ----------       ----------       ----------       ---------
       Sales to related party                       $      --     $         --       $       --       $       --       $   51,821
       Operating expenses to related party:
         Laboratory operations                         31,000           68,000           96,886          136,000        1,133,496
         Selling, general and administrative            3,380               --            6,963               --          984,859
         Research and development                          --            1,039               --            1,039          173,085

      Of the related party expenses for the three months ended June 30, 1998, laboratory operations consisted of $6,000 for equipment rental from Codon and $25,000 associated with the Oncor Agreement and selling, general and administrative was for occupancy costs.

4.    DEFERRED REVENUES:

      Deferred revenues consist of a prepaid amount of $1 million related to the Incyte collaboration, prepaid amounts related to laboratory testing and prepaid fees related to various risk assessment service agreements.

5.    STOCKHOLDERS' EQUITY:

      Stock Option Plan

      As of June 30, 1998, 2,250,000 shares of the Company's common stock had been reserved for issuance, of which options to purchase 2,030,500 shares had been granted. After giving effect to the cancelation of stock options, shares available for issuance were 471,650 as of June 30, 1998. Compensation expense for employees is recognized for the difference between the exercise price of the options granted and the fair market value of the Company's common stock. Compensation expense of $3,175, $9,213, and $245,814 has been recognized for the three months ended June 30, 1998 and 1997 and for the period from inception (July 12, 1993) to June 30, 1998, respectively.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

5.    STOCKHOLDERS' EQUITY: (Continued)

      Series A Convertible Preferred Stock

      Pursuant to a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") an aggregate of 333 shares of the Company's Series A Preferred Stock was issued to the Preferred Holders. Pursuant to agreements, dated July 6, 1998, by and between the Company and certain investors (the "Preferred Holders"), the Preferred Holders have agreed to vote any shares beneficially owned by them on the record date of the Merger in favor of the Merger and related transactions, have agreed to convert their respective Series A Preferred Stock into shares of the Company's Common Stock on or prior to the effective date of the merger, and have waived certain other rights in connection with the Company's Series A Preferred Stock. In addition, the Preferred Holders waived their rights to additional financings under a Series B Convertible Preferred Stock arrangement. Pursuant to the Company's Preferred Stock Purchase Agreement, the Preferred Holders received Series A Warrants to purchase an aggregate of 166,666 shares of the Company's Common Stock at an exercise price of $8.54 per share. The Series A Warrants expire on February 27, 2001. Approximately $237,000 of the net proceeds was allocated to the value of the warrants.

      The Company recognizes the difference between the conversion price and the quoted market price as a dividend which is being recorded over the expected conversion period. Approximately $353,000 was recorded in the second quarter of 1998.

      Dividends in the amount of six percent (6%) per annum will be due quarterly on the shares of Series A Preferred Stock. The Company may pay such dividends either in cash or through the issuance of shares of Common Stock. Dividends of $49,813 were recorded in the second quarter of 1998.

      The difference between the carrying amount of the preferred stock and the redemption amount is being accreted over the period from issuance to expected conversion.

      In connection with the purchase of the Series A Preferred Stock, the Company and the Preferred Holders entered into a Registration Rights Agreement. Such registration statement was declared effective on April 23, 1998.

6.    AGREEMENTS:

      On May 18, 1998, the Company and Myriad Genetics, Inc. ("Myriad") settled all outstanding lawsuits between the parties. As part of the settlement, the Company granted to Myriad exclusive rights to all current and pending Company patents in the field of BRCA1 and BRCA2 for reference lab testing in consideration for certain licensing fees and royalties payable to the Company. Both parties will retain diagnostic product and therapeutic rights in their respective patents. Also, as part of this agreement, the Company recorded a $525,000 gain related to the sale of the breast cancer testing service, which includes certain customer lists, databases and other intangible assets.

                                 ONCORMED, INC.
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

6.    AGREEMENTS: (Continued)

      On July 6, 1998, the Company, Gene Logic Inc. and Gene Logic Acquisition Corp. entered into a definitive Agreement and Plan of Merger and Reorganization (the "Merger Agreement") whereby the Company will merge with and into Gene Logic Acquisition Corp. (the "Merger"). Upon consummation of the Merger, the Company will cease to exist. As part of the proposed Merger, Gene Logic Inc. has extended to the Company a $2.0 million line of credit (the "Loan") secured by certain assets for working capital purposes until the Merger is consummated. Advances under the Loan shall not exceed $500,000 per month. Interest accrues daily at a per annum rate that Citibank N.A. has announced as its prime lending rate. As of August 7, 1998, $1 million had been extended to the Company under the Loan. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999, (ii) in the event the Merger is not consummated, that date upon which the Company secures alternate financing of at least $2,000,000 on terms satisfactory to the Company at its sole discretion, or (iii) the date on which the Company sells or otherwise disposes of, all or substantially all of the assets or business of the Company, or any liquidation, merger, or other business combination of the Company (other than the Merger).

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

OVERVIEW

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial marketing efforts. The Company has incurred operating losses since its inception. As of June 30, 1998, the Company's accumulated deficit was approximately $35.3 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. Revenues are principally derived from providing genetic testing and information services, technology licensing associated with its proprietary information and software licensing associated with its risk assessment service. Revenues are also derived from grant contract work. Revenues from the Company's genetic testing and information services and grant work are recognized as they are provided. Revenues from technology licensing fees are recognized when the licensing agreement has been executed, provided all obligations have been met. Revenues from technology licensing royalties are recognized when earned. Revenues from its risk assessment service are recognized over the license period. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. In July 1998, as part of the Merger and pending the consummation of the Merger, Gene Logic extended a $2.0 million line of credit to the Company for working capital purposes which is secured by certain of the Company's tissue repository assets. As of August 7, 1998, $1 million had been extended to the Company under the Loan. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999, (ii) in the event the Merger is not consummated, that date upon which the Company secures alternate financing of at least $2,000,000 on terms satisfactory to the Company at its sole discretion, or (iii) the date on which the Company sells or otherwise disposes of, all or substantially all of the assets or business of the Company, or any liquidation, merger, or other business combination of the Company (other than the Merger). At August 7, 1998, the Company had cash and cash equivalents of approximately $1.4 million. In the event the Merger is not consummated, the Company will need to raise additional funds which may not be available on a timely basis or on satisfactory terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. In the event the Merger is not consummated, the unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern.

RESULTS OF OPERATIONS

Revenues for the three months and six months ended June 30, 1998 were $584,312 and $848,708 respectively, compared to $207,096 and $322,375 for the same periods in 1997. The increase in revenues is primarily due to an upfront licensing fee from Myriad Genetics, project management fees associated with a collaboration and to a lesser extent genetic testing services. The Company is in the development stage and cannot anticipate when, or if, it will be able to generate any significant revenues.

Cost of sales - direct was $169,933 and $366,778 for the three months and six months ended June 30, 1998, respectively, compared to $110,680 and $164,646 for the same periods in 1997. Cost of sales - direct includes costs for supplies, direct labor, shipping, reference laboratory work, and royalties (other than those under the Oncor License) for testing services and computer hardware costs associated with the Company's risk assessment services. The increase in cost of sales - direct reflected the corresponding increase in the Company's revenues.

Laboratory operations expenses were $765,689 and $1,572,829 for the three months and six months ended June 30, 1998, respectively, compared to $666,853 and $1,373,658 for the same periods in 1997. The increase in laboratory operations expenses was primarily due to increased product licensing-related fees and increased reference laboratory costs. Related party expenses incurred during these periods consisted of technology license fees paid to Oncor and laboratory equipment rental payments to Codon.

Selling, general and administrative expenses were $1,743,023 and $3,729,035 for the three months and six months ended June 30, 1998, respectively, compared to $1,363,197 and $2,688,018 for the same periods in 1997. General and administrative expenses were $1,531,403 and $3,249,452 for the three months and six months ended June 30, 1998, respectively, compared with $1,042,114 and $2,039,633 for the three months and six months ended June 30, 1997, respectively. The increase in general and administrative expenses was primarily due to increased professional fees specifically in legal fees associated with patent issues and related litigation, and to a lesser extent the addition of personnel and related costs. Selling expenses were $211,620 and $479,583 for the three months and six months ended June 30, 1998, respectively, compared with $321,083 and $648,385 for the three months and six months ended June 30, 1997, respectively. The decrease in selling expenses was due to a decrease in marketing costs, specifically in literature and direct mail and a reduction in personnel associated with the Myriad agreement. Related party selling, general and administrative expenses were $3,380 and $6,963 for the three months and six months ended June 30, 1998, respectively. There were no related party selling, general and administrative expenses for the three months and six months ended June 30, 1997.

Research and development expenses were $159,570 and $332,543 for the three months and six months ended June 30, 1998, respectively, compared to $196,545 and $422,161 for the same periods in 1997. The decrease in research and development expenses was primarily due to the reduced need for outside consultants on various projects. There were no related party expenses for the three months and six months ended June 30, 1998. Related party expenses were $1,039 for the three months and six months ended June 30, 1997, and consisted of costs associated with consulting services.

There were no acquired in-process research and development projects for the three months and six months ended June 30, 1998. Acquired in-process research and development projects were $0 and approximately $1.5 million for the three months and six months ended June 30, 1997, respectively. This one-time write off of approximately $1.5 million was associated with licensing of technology under a License, Services and Marketing Agreement with Incyte Pharmaceuticals, Inc. (the "Incyte Agreement").

Related party expenses, other than the Oncor License, will continue to decrease and remain nominal in the future.

Interest income was $27,016 and $48,273 for the three months and six months ended June 30, 1998, respectively, compared to $94,066 and $188,666 for the same periods in 1997. The decrease in interest income was due to the decreased amounts available for investment. Interest expense was $14,359 and $28,634 for the three months and six months ended June 30, 1998, respectively, compared to $14,650 and $29,248 for the same periods in 1997.

For the reasons set forth above, net losses applicable to Common Stockholders were $2,561,417 and $5,734,948 for the three months and six months ended June 30, 1998, respectively, compared to $2,050,763 and $5,647,838 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash expenditures have exceeded revenues since the Company's inception. The Company has incurred cumulative losses since its inception and, as of June 30, 1998, had an accumulated deficit of approximately $35.3 million. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's operations have historically been funded primarily through private placements and public offerings of equity securities. In February 1998, the Company completed a $3.3 million private placement of equity securities (the "Stock Purchase Agreement"), resulting in net proceeds of approximately $2.8 million to the Company. In July 1998, as part of the Merger and pending the consummation of the Merger, Gene Logic extended a $2.0 million line of credit to the Company for working capital purposes which is secured by certain of the Company's tissue repository assets. As of August 7, 1998, $1 million had been extended to the Company under the Loan. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999, (ii) in the event the Merger is not consummated, that date upon which the Company secures alternate financing of at least $2,000,000 on terms satisfactory to the Company at its sole discretion, or (iii) the date on which the Company sells or otherwise disposes of, all or substantially all of the assets or business of the Company, or any liquidation, merger, or other business combination of the Company (other than the Merger). At August 7, 1998, the Company had cash and cash equivalents of approximately $1.4 million. In the event the Merger is not consummated, the Company will need to raise additional funds which may not be available on a timely basis or on satisfactory terms. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so and decisions concerning such purchases and other capital expenditures, if the merger is consummated, will be made by Gene Logic. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Cash used in operating activities was approximately $3.6 million for the six months ended June 30, 1998 compared with approximately $4.3 million for the same period in 1997. The decrease was primarily attributable to the prepayment received from Incyte Pharmaceuticals, Inc. during the first quarter of 1998.

Cash provided by investing activities was approximately $1.4 million for the six months ended June 30, 1998 compared to cash used in investing activities of $760,210 for the same period in 1997. The increase in cash provided was due to the reduction in purchases of short-term investments during the six months ended June 30, 1998 as compared to the same period in 1997.

Cash provided by financing activities was approximately $2.9 million for the six months ended June 30, 1998 compared with approximately $2.8 million for the same period in 1997. In the first quarter of 1998, the Company entered into a convertible preferred stock purchase agreement with certain unaffiliated investors and Incyte Pharmaceuticals, Inc. ("Incyte"). In the first quarter of 1997, as part of the agreements, the Company issued Common Stock to Incyte.

Minimum payments due under lease commitments and various research, license and consulting agreements, excluding the Oncor License, will be approximately $317,000 through 1998.

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

Additional Financing Requirements; Going Concern; Access to Capital

The Company has incurred cumulative losses since its inception and, as of June 30, 1998, had an accumulated deficit of approximately $35.3 million. The Company has expended, and will continue to expend, substantial funds to continue its sales and marketing efforts, research and development programs and laboratory operations. The Company has yet to generate any significant revenues and cannot anticipate when, or if, it will be able to generate significant revenues in the future. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable. In July 1998, as part of the Merger and pending the consummation of the Merger, Gene Logic extended a $2.0 million line of credit to the Company for working capital purposes which is secured by certain of the Company's tissue repository assets. As of August 7, 1998, $1 million had been extended to the Company under the Loan. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999, (ii) in the event the Merger is not consummated, that date upon which the Company secures alternate financing of at least $2,000,000 on terms satisfactory to the Company at its sole discretion, or (iii) the date on which the Company sells or otherwise disposes of, all or substantially all of the assets or business of the Company, or any liquidation, merger, or other business combination of the Company (other than the Merger). At August 7, 1998, the Company had cash and cash equivalents of approximately $1.4 million. In the event the Merger is not consummated, the Company will need to raise additional funds which may not be available on a timely basis or on satisfactory terms. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. In the event the Merger is not consummated, the unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern.

Development Stage Company; History of Operating Losses; Uncertainty of Future Profitability

The Company commenced operations in July 1993, has a limited operating history and is a development stage company. Since its inception, the Company has been engaged in research and development activities, organizational efforts and sales and marketing activities, including the development of its services, the hiring of its scientific and marketing staff and its initial sales and marketing efforts. The Company has incurred operating losses since its inception. As of June 30, 1998, the Company's accumulated deficit was approximately $35.3 million. The Company's losses have resulted principally from selling, general and administrative expenses, laboratory operations and research and development expenses. The Company has yet to generate any significant revenues and the Company cannot anticipate when, or if, it will be able to generate significant revenues in the future. In July 1998, as part of the Merger and pending the consummation of the Merger, Gene Logic extended a $2.0 million line of credit to the Company for working capital purposes which is secured by certain of the Company's tissue repository assets. As of August 7, 1998, $1 million had been extended to the Company under the Loan. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999, (ii) in the event the Merger is not consummated, that date upon which the Company secures alternate financing of at least $2,000,000 on terms satisfactory to the Company at its sole discretion, or (iii) the date on which the Company sells or otherwise disposes of, all or substantially all of the assets or business of the Company, or any liquidation, merger, or other business combination of the Company (other than the Merger). In the event the Merger is not consummated, the Company will need to raise additional funds which may not be available on a timely basis or on satisfactory terms. The unavailability of adequate funds in the future would have a material adverse effect on the Company's business, financial condition and results of operations and raises substantial doubt about whether the Company can continue as a going concern. The Company expects its operating losses to continue as its sales and marketing efforts, research and development programs and laboratory operations continue and increase. The Company also intends to make additional laboratory equipment purchases and other capital expenditures in the future, although currently it has no specific material commitments to do so and decisions concerning such purchases and other capital expenditures, if the Merger is consummated, will be made by Gene Logic. The Company's ability to achieve profitability depends on its ability to successfully market and sell its services. There can be no assurance when, or if, the Company will become profitable.

Dependence on Proprietary Rights

The Company relies on a combination of patent, trade secret and copyright laws and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's success will depend in part on its ability or the ability of its licensors or sublicensors to obtain patents, defend patents, maintain trade secrets, defend copyrights and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of companies relying upon biotechnology is highly uncertain in general and involves complex legal and factual issues, and no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Except for a patent issued to the Company in early July 1997 for a pattern recognition methodology and three patents issued related to the BRCA1 gene, to date, none of the Company, its licensors or its sublicensors has been granted any patents related to the technology or genetic discovery underlying the Company's services. Although the Company and certain of the Company's licensors and sublicensors have patent applications pending relating to such technologies and discoveries, there can be no assurance that patents will be issued as a result of such patent applications or that, if issued, such patents will be sufficiently broad to afford protection against competitors with similar technologies or discoveries. There can also be no assurance that patents, if any, issued to the Company, or for which the Company has license or sublicense rights, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company also will depend upon avoiding the infringement of patents issued to third parties, obtaining licenses to third parties' technologies and genetic discoveries and maintaining licenses upon which certain of the Company's services are, or might be, based. There can be no assurance that any required licenses would be available on acceptable terms, or at all. In particular, third parties, including competitors such as Myriad and other potential competitors, have been issued patents relating to certain genes and genetic mutations including BRCA1 and related mutations, underlying certain of the Company's services, and have filed and may in the future file additional patent applications relating to genes and genetic mutations including BRCA2, p16 and related mutations. On May 18, 1998, the Company and Myriad settled all outstanding lawsuits between the parties. The failure of the Company to successfully defend its intellectual property rights, or the failure by the Company to obtain any licenses related to such rights, if required, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Relationship with Oncor

In February 1997, as modified in November 1997, the Company and Oncor agreed to certain changes to the Oncor Agreement. Pursuant to the Oncor Agreement, Oncor is providing the Company with an exclusive worldwide license to certain of Oncor's existing human genome technologies that are useful for the development and commercialization of certain of the Company's services, including: (i) testing, detection and/or analysis of genes; (ii) genetic assessment of risk of an individual to develop cancer; and (iii) testing and analysis for the purposes of cancer management. In addition, Oncor is providing the Company with a non-exclusive worldwide license to certain of Oncor's existing human genome technologies, and any future improvements thereto, to be used by the Company in the provision of services direct to third parties other than services that are provided pursuant to the exclusive license. The Company does not have the right to sublicense any Oncor technologies licensed to it by Oncor without Oncor's prior written consent. Technologies sublicensed to the Company by Oncor include technologies covered by the collaborative licensing and research agreements between Oncor and each of The Johns Hopkins University and the Massachusetts General Hospital. The term of the Oncor Agreement shall expire in June 2004 unless earlier terminated in accordance with its terms. Further, in the event of a change of control of Oncor, the acquiring party shall have the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that the acquirer terminates the Oncor Agreement, both the exclusive license and the non-exclusive license shall remain in full force and effect under rates to be determined. In connection with the Merger, Gene Logic has the option to either maintain the Oncor Agreement or to terminate the Oncor Agreement. In the event that Gene Logic terminates the Oncor Agreement, both the exclusive license and the non-exclusive license remain in full force and effect under rates to be determined.

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

Dependence on Strategic Collaborations and Licenses with Others

The Company's strategy for the research, development and commercialization of certain of its services is to rely in part on various collaborative and license arrangements with academic medical centers, research institutions and commercial entities. Accordingly, the Company is dependent in part upon such third parties performing their obligations. The Company has entered into certain commercial relationships, including arrangements with Affymetrix, Inc. , Incyte Pharmaceuticals, Inc., Merck & Co., Inc., Rhone-Poulenc Rorer Pharmaceuticals, Inc. and Schering-Plough Research Institute. There can be no assurance that the Company will be able to enter into acceptable collaborative and license arrangements in the future or that the parties with which the Company has established or will establish arrangements will perform their obligations under such arrangements. There also can be no assurance that its current arrangements or any future arrangements will lead to the development of additional services with commercial potential, that the Company will be able to obtain or license proprietary rights with respect to any technology developed in connection with these arrangements and that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. In general, the Company's collaborative and license arrangements provide that they may be terminated under certain circumstances. There can be no assurance that such arrangements will not be terminated or that the Company will be able to extend any of its collaborative and license arrangements upon their expiration. The Company currently has certain licenses from third parties, either directly or indirectly through the Oncor Agreement, and in the future may require additional licenses from these or other parties to develop and market commercially viable services. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or renewable, that the patents underlying such licenses, if any, will be valid and enforceable or that the nature of the technology underlying such licenses will remain proprietary.

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

Certain Anti-Takeover Provisions

The Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 2,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. Pursuant to the terms of the Convertible Preferred Stock Purchase Agreement, dated February 27, 1998 (the "Stock Purchase Agreement"), the Company has issued an aggregate of 333 shares of 6% Series A Convertible Preferred Stock (the "Series A Stock") to certain investors. The rights of the holders of Common Stock will be subject to, and may be materially and adversely affected by, the rights of the holders of the Series A Stock or any Preferred Stock that may be issued in the future. Further, the Company is subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

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

Possible Volatility of Stock Price

The price of the Company's Common Stock has fluctuated substantially since its initial public offering on September 27, 1994. The market price of the shares of the Common Stock, like that of the common stock of many other biotechnology companies, is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, additional financing requirements and access to capital, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, including litigation, and market conditions for biotechnology stocks and life science stocks in general, could have a significant impact on the future price of the Common Stock. In addition, the number of shares of Common Stock issuable upon conversion of the Series A Stock and the subsequent sale of such shares could have a significant impact on the future price of the Common Stock. Further, the failure of the Company to maintain compliance with the listing requirements of the American Stock Exchange may result in the delisting of the Company's Common Stock from the American Stock Exchange.

Control by Existing Stockholders

As of December 31, 1997, officers and directors of the Company and stockholders owning more than five percent of the Common Stock, together with their affiliates, beneficially owned approximately 59.0% of the outstanding Common Stock. As of June 30, 1998, Oncor, Inc. holds approximately 25.4 percent (excluding the conversion of the Series A convertible preferred stock) of the Company's outstanding Common Stock. Such shares were acquired by Oncor in a transaction not involving a public offering and are therefore "restricted securities" under the Securities Act and may only be sold (i) in accordance with Rule 144 promulgated thereunder or (ii) pursuant to an effective registration statement under the Securities Act. Currently, Oncor has no rights with respect to the registration of such shares of Common Stock under the Securities Act. Furthermore, Oncor is considered an "affiliate" of the Company and is therefore subject to the volume and other limitations of Rule 144 promulgated under the Securities Act. Under the proposed Merger agreement, Oncor's shares will be registered subject to certain restrictions. As a result, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and consolidations, sales of all or substantially all of the assets of the Company or other business combination transactions.

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings

            On May 18, 1998, the Company and Myriad Genetics, Inc. ("Myriad") settled all outstanding lawsuits between the parties.

Item 2      Changes in Securities

            Pursuant to agreements, dated July 6, 1998, by and between the Company and certain investors (the "Preferred Holders"), the Preferred Holders have agreed to vote any shares beneficially owned by them on the record date of the Merger in favor of the Merger and related transactions, have agreed to convert their respective Series A Preferred Stock into shares of the Company's Common Stock on or prior to the effective date of the merger, and have waived certain other rights in connection with the Company's Series A Preferred Stock. In addition, the Preferred Holders waived their rights to additional financings under a Series B Convertible Preferred Stock arrangement.

Item 3      Defaults Upon Senior Securities

                 None.

Item 4      Submission of Matters to a Vote of Security Holders

                 (a) The Company's Annual Meeting of Stockholders scheduled for
                     June 23, 1998 was adjourned to a future date.

Item 5      Other Information

                 None.

Item 6      Exhibits and Reports on Form 8-K

            (a)  Exhibits filed as part of this Form 10-Q

                 None.

            (b)  Reports on Form 8-K


                 In a report filed on Form 8-K dated July 7,1998, the Company issued two press releases announcing an Agreement and Plan of Merger and Reorganization with Gene Logic, Inc., a Delaware corporation, and Gene Logic Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Gene Logic, Inc.

                 In a report filed on Form 8-K dated July 23, 1998, the Company filed the Agreement and Plan of Merger and Reorganization as an exhibit.

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ONCORMED, INC.





Date:  August 13, 1998                    /s/  DR. TIMOTHY J. TRICHE
                                      -----------------------------------------------------------
                                      Dr. Timothy J. Triche, Chairman and Chief Executive Officer



Date:  August 13, 1998                   /s/  DR. DOUGLAS DOLGINOW
                                      -----------------------------------------------------------
                                      Dr. Douglas Dolginow, President and Chief Operating Officer



Date:  August 13, 1998                   /s/  L. ROBERT JOHNSTON, JR.
                                      -----------------------------------------------------------
                                      L. Robert Johnston, Jr., Sr. Vice President and Chief
                                      Financial Officer

                                ONCORMED, INC.

                                EXHIBIT INDEX

Exhibit No.             Description                                   Page No.
-----------             -----------                                   --------
EX-11                   Calculation of Earnings Per Share              30
EX-27                   Financial Data Schedule
                        ( in EDGAR transmission Only)